Form 10-K405
period 1995-12-31
SOUTHWEST BANKS INC
filed 1996-03-19
CIK 844884

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                           ------------------------

                                  FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

               For the Fiscal Year Ended December 31, 1995

[   ]          Transition Report Pursuant to Section 13 or 15(d) of
               the Securities Exchange Act of 1934 [No Fee Required]

                         Commission File No. 0-18505

                            SOUTHWEST BANKS, INC.
            (Exact name of registrant as specified in its charter)

         STATE OF FLORIDA (State or             IRS No. 65-0083473 (I.R.S.
         other jurisdiction of                  Employer Identification No.)
         incorporation or organization)

                           ------------------------

                          900 GOODLETTE ROAD, NORTH
                            NAPLES, FLORIDA 33940
                                (941) 262-7600
             (Address, including zip code, and telephone number,
      including area code, of registrant's principal executive offices)

Securities registered pursuant to section 12(b) of the Exchange Act:   None

Securities registered pursuant to section 12(g) of the Exchange Act:   Common
Stock, $.10 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the common stock of the registrant held by non-affiliates of the registrant on February 29, 1996 was $24,188,405. As of such date no organized trading market existed for the common stock of the registrant. The aggregate market value is based upon the book value of the common stock of the registrant at December 31, 1995. Solely for the purposes of this response, executive officers, directors and beneficial owners of more than five percent of the Company's common stock are considered the affiliates of the Company at that date.

The number of shares outstanding of the issuer's common stock, as of February 29, 1996: 3,654,089 shares of $.10 par value common stock.


--------------------------------------------------------------------------------
================================================================================

                      DOCUMENTS INCORPORATED BY REFERENCE

    The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders to be held in 1996 is incorporated by reference in answer to Part III of this report.

                                     PART I

ITEM 1.  BUSINESS

    Southwest Banks, Inc. (the "Company") is a registered bank holding company under the Federal Bank Holding Company Act of 1956, as amended, and owns 100% of the outstanding capital stock of the First National Bank of Naples and Cape Coral National Bank ("Banks"). The Company was incorporated under the laws of the State of Florida on November 15, 1988 as a mechanism to enhance the Banks' ability to serve their customers' requirements for financial services. The holding company structure provides flexibility for expansion of the Company's banking business through acquisition of other financial institutions and provision of additional banking-related services which the traditional commercial bank may not provide under present laws.

    The Banks are full service commercial banks, without trust powers. The Banks offer a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, public funds accounts, money market accounts, individual retirement accounts, regular interest bearing statement savings accounts, certificates of deposit, daily repurchase agreements, business accounts (offering account analysis on all commercial relationships), commercial loans, real estate loans and consumer direct/indirect installment loans. In addition, the Banks provide such consumer services as discount brokerage, notary services, photocopying, signature guarantees, incoming and outgoing collections, postage stamps, travelers checks, U.S. Bonds, food coupons, cashiers checks, money orders, wire transfer services, coupon collection, foreign exchange, utility bill payments and credit references. Moreover, safe deposit boxes, custodial services, ACH processing and account reconciliation, overdraft checking, commercial account analysis, night depository service, courier service and automatic teller services are available.



MARKET AREA AND COMPETITION

    According to the U.S. Census Bureau, the Southwest Florida area has been one of the fastest growing areas in the country over the past decade. Competition among financial institutions in the Banks' market areas is intense, with other financial institutions having far greater financial resources than those available to the Company.

    The primary service area for the Banks encompasses the Naples and Cape Coral, Florida metropolitan areas. There are 91 banking offices and 12 offices of savings and loan associations within the primary service areas of the Banks. Most of these offices are branches of or are affiliated with major holding companies in North Carolina, Georgia, Alabama and other areas of Florida.

    The Bank competes with existing area financial institutions other than commercial banks and savings and loan associations, including insurance companies, consumer finance companies, brokerage houses, credit unions and other business entities which have recently been invading the traditional banking markets. Due to the rapid growth of Southwest Florida, it is anticipated that additional competition will continue from new entrants to the market.

DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

    The following is a presentation of the average consolidated balance sheets of the Company as of December 31, 1995, 1994 and 1993. This presentation includes all major categories of interest-earning assets and interest-bearing liabilities:




                      AVERAGE CONSOLIDATED BALANCE SHEETS

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                  1995              1994                  1993
                                                                  ----              ----                  ----
ASSETS

Cash and Due from Banks . . . . . . . . . . . . . . . . .     $ 17,851,997       $ 11,431,446       $  6,457,726
                                                              ------------       ------------       ------------

Interest-Earning Deposits . . . . . . . . . . . . . . . .          646,575              - 0 -            202,740
Taxable Securities  . . . . . . . . . . . . . . . . . . .       55,846,699         43,453,831         34,825,054
Tax Free Securities   . . . . . . . . . . . . . . . . . .        6,759,647          6,270,008          1,484,760
Federal Funds Sold  . . . . . . . . . . . . . . . . . . .       14,259,153          2,630,022          3,010,592
Net Loans . . . . . . . . . . . . . . . . . . . . . . . .      216,325,673        151,176,783        109,376,527
                                                              ------------       ------------       ------------

Total Earning Assets  . . . . . . . . . . . . . . . . . .      293,837,747        203,530,644        148,899,673

Other Assets  . . . . . . . . . . . . . . . . . . . . . .       17,217,035          9,276,601          5,442,256
                                                              ------------       ------------       ------------

Total Assets  . . . . . . . . . . . . . . . . . . . . . .     $328,906,779       $224,238,691       $160,799,655
                                                              ============       ============       ============





LIABILITIES AND STOCKHOLDERS' EQUITY

Non Interest-Bearing Deposits . . . . . . . . . . . . . .     $ 35,615,561       $ 23,964,098       $ 15,588,514
Savings Deposits  . . . . . . . . . . . . . . . . . . . .       22,685,871         18,486,785         15,552,702
Other Deposits  . . . . . . . . . . . . . . . . . . . . .      202,094,553        138,843,044        111,807,902
Other Liabilities . . . . . . . . . . . . . . . . . . . .        2,516,230          1,261,188          1,148,017
Other Borrowings  . . . . . . . . . . . . . . . . . . . .       37,215,007         17,576,162          4,340,114
                                                              ------------       ------------       ------------

       Total Liabilities  . . . . . . . . . . . . . . . .      300,127,222        200,131,277        148,437,249
                                                              ------------       ------------       ------------

Common Stock  . . . . . . . . . . . . . . . . . . . . . .          349,764            312,682            194,736
Capital Surplus . . . . . . . . . . . . . . . . . . . . .       27,876,172         23,033,777         11,755,663
Retained Earnings (Deficit) . . . . . . . . . . . . . . .          930,140            863,723            412,007
Unrealized Gain (Loss) on Available-for Sale-Securities .         (108,688)          (102,768)               -0-
Employee Stock Ownership Plan Obligation  . . . . . . . .         (267,831)             - 0 -                -0-
                                                              ------------       ------------       ------------


       Total Stockholders' Equity . . . . . . . . . . . .       28,779,557         24,107,414         12,362,406
                                                              ------------       ------------       ------------

Total Liabilities and Stockholders' Equity  . . . . . . .     $328,906,779       $224,238,691       $160,799,655
                                                              ============       ============       ============



     The following is a presentation of an analysis of the net interest earnings of the Company for the years ended December 31, 1995, 1994 and 1993 with respect to each major category of interest-earning asset and each major category of interest-bearing liability:

                                             YEAR ENDED DECEMBER 31, 1995
                                             ----------------------------



ASSETS                                    AVERAGE AMOUNT        INTEREST EARNED    AVERAGE YIELD      NET YIELD
                                          --------------        ---------------    -------------      ---------
Interest-Earning Deposits . . . . . . .   $    646,575          $    43,646            6.75%

Securities  . . . . . . . . . . . . . .     62,606,346            3,693,915            5.90%

Federal Funds Sold  . . . . . . . . . .     14,259,143              834,821            5.85%

Net Loans . . . . . . . . . . . . . . .    216,325,673           20,811,977            9.62%
                                          ------------          -----------

  Total Earning Assets  . . . . . . . .   $293,837,737          $25,384,359            8.64%              4.64%
                                          ============          ===========



LIABILITIES                               AVERAGE AMOUNT        INTEREST PAID      AVERAGE RATE PAID
                                          --------------        -------------      -----------------

Savings Deposits  . . . . . . . . . . .   $ 22,685,871          $   658,576            2.90%

Other Deposits  . . . . . . . . . . . .    202,094,553            8,993,899            4.45%

Short-Term Borrowings . . . . . . . . .     37,215,007            2,103,576            5.65%
                                          ------------          -----------

  Total Interest-Bearing Liabilities  .   $261,995,431          $11,756,051            4.49%
                                          ============          ===========


                                               YEAR ENDED DECEMBER 31, 1994
                                               ----------------------------


ASSETS                                    AVERAGE AMOUNT        INTEREST EARNED    AVERAGE YIELD      NET YIELD
                                          --------------        ---------------    -------------      ---------
Securities  . . . . . . . . . . . . . .   $ 49,723,839          $ 2,616,202            5.26%

Federal Funds Sold  . . . . . . . . . .      2,630,022               94,456            3.59%

Net Loans . . . . . . . . . . . . . . .    151,176,783           12,704,458            8.40%
                                          ------------          -----------

  Total Earning Assets  . . . . . . . .   $203,530,644          $15,415,116            7.57%              4.47%
                                          ============          ===========



LIABILITIES                               AVERAGE AMOUNT        INTEREST PAID      AVERAGE RATE PAID
                                          --------------        -------------      -----------------

Savings Deposits  . . . . . . . . . . .   $ 18,486,785          $   503,492            2.72%

Other Deposits  . . . . . . . . . . . .    138,843,044            4,932,616            3.55%

Short-Term Borrowings . . . . . . . . .     17,576,162              870,339            4.95%
                                          ------------          -----------

  Total Interest-Bearing Liabilities  .   $174,905,991          $ 6,306,447            3.60%
                                          ============          ===========

                                                   YEAR ENDED DECEMBER 31, 1993
                                                   ----------------------------



ASSETS                                    AVERAGE AMOUNT        INTEREST EARNED     AVERAGE YIELD       NET YIELD
                                          --------------        ---------------     -------------       ---------
Interest-Earning Deposits . . . . . . .   $    202,740          $     8,093              3.99%

Securities  . . . . . . . . . . . . . .     36,309,814            1,937,345              5.34%

Federal Funds Sold  . . . . . . . . . .      3,010,592               88,920              2.95%

Net Loans . . . . . . . . . . . . . . .    109,376,527            9,151,743              8.37%
                                           -----------          -----------

  Total Earning Assets  . . . . . . . .   $148,899,673          $11,186,101              7.51%            4.38%
                                          ============          ===========



LIABILITIES                              AVERAGE AMOUNT        INTEREST PAID        AVERAGE RATE PAID
                                         --------------        -------------        -----------------

Savings Deposits  . . . . . . . . . . .   $ 15,552,702          $   436,533              2.81%

Other Deposits  . . . . . . . . . . . .    111,807,902            4,086,724              3.66%

Short-Term Borrowings . . . . . . . . .      4,340,108              135,852              3.13%
                                          ------------          -----------

  Total Interest-Bearing Liabilities  .   $131,700,712          $ 4,659,109              3.54%
                                          ============          ===========




    For purposes of these analyses, non-accruing loans are included in the average balances and tax exempt income is not reflected on a tax equivalent basis. Loan fees included in interest earned are not material to the presentation.

RATE/VOLUME ANALYSIS OF NET INTEREST INCOME

    The effect of changes in average balances (volume) and rates on interest income, interest expense and net interest income, for the periods indicated, is shown below. The effect of a change in average balance has been determined by applying the average rate in the earlier period to the change in average balance in the later period, as compared with the earlier period. The effect of a change in the average rate has been determined by applying the average balance in the earlier period to the change in the average rate in the later period, as compared with the earlier period. Changes resulting from average balance/rate variances are included in changes resulting from volume.

                                               YEAR ENDED DECEMBER 31,
                                               1995 COMPARED TO 1994
                                             INCREASE (DECREASE) DUE TO
                                        ----------------------------------

                                         VOLUME                     RATE                     CHANGE
                                         ------                     ----                     ------
Interest earned on:
  Interest earning deposits . . .      $    43,646             $     - 0 -                 $    43,646
  Investment securities . . . . .          677,620                 400,093                   1,077,713
  Federal funds sold  . . . . . .          417,485                 322,880                     740,365
  Net loans . . . . . . . . . . .        5,472,507               2,635,012                   8,107,519
                                       -----------             -----------                 -----------

  Total interest income . . . . .        6,611,258               3,357,985                   9,969,243
                                       -----------             -----------                 -----------

Interest paid on:
  Savings deposits  . . . . . . .          114,215                  40,869                     155,084
  Other deposits  . . . . . . . .        2,245,429               1,815,854                   4,061,283
  Borrowings  . . . . . . . . . .          972,123                 261,114                   1,233,237
                                       -----------             -----------                 -----------

  Total interest expense  . . . .        3,331,767               2,117,837                   5,449,604
                                       -----------             -----------                 -----------

Change in
  Net interest income . . . . . .      $ 3,279,491             $ 1,240,148                 $ 4,519,639
                                       ===========             ===========                 ===========



                                              YEAR ENDED DECEMBER 31,
                                               1994 COMPARED TO 1993
                                            INCREASE (DECREASE) DUE TO
                                        ----------------------------------

                                          VOLUME                     RATE                     CHANGE
                                          ------                     ----                     ------
Interest earned on:
  Interest earning deposits . . .       $   (8,093)              $   - 0 -                  $   (8,093)
  Investment securities . . . . .          716,309                 (37,452)                    678,857
  Federal funds sold  . . . . . .          (11,227)                 16,763                       5,536
  Net loans . . . . . . . . . . .        3,498,681                  54,034                   3,552,715
                                        ----------               ---------                  ----------

  Total interest income . . . . .        4,195,670                  33,345                   4,229,015
                                        ----------               ---------                  ----------

Interest paid on:
  Savings deposits  . . . . . . .           82,448                 (15,489)                     66,959
  Other deposits  . . . . . . . .          989,486                (143,594)                    845,892
  Borrowings  . . . . . . . . . .          411,641                 322,846                     734,487
                                        ----------               ---------                  ----------

  Total interest expense  . . . .        1,483,575                 163,763                   1,647,338
                                        ----------               ---------                  ----------

Change in
  Net interest income . . . . . .       $2,712,095               $(130,418)                 $2,581,677
                                        ==========               =========                  ==========

LOAN PORTFOLIO

       The Company engages, through the Banks, in a full complement of lending activities, including commercial, consumer/installment and real estate loans.

       The Company's commercial lending is directed principally towards businesses whose demands for funds fall within each Bank's legal lending limits and which are potential deposit customers. This category of loans includes loans made to individual, partnership or corporate borrowers, and obtained for a variety of business purposes. Particular emphasis is placed on loans to small and medium-sized businesses. A majority of the commercial loans are collateralized by real estate mortgages. The Company's real estate loans consist of residential and commercial first mortgage loans, second mortgage financing and construction loans.

       The Company's direct consumer loans primarily consist of installment loans to individuals for personal, family and household purposes, including automobile loans to individuals and pre-approved lines of credit. This category of loans also includes loans secured by second mortgages on the residences of borrowers for a variety of purposes including home improvements, education and other personal expenditures. Beginning in January 1992, the Company began issuing indirect consumer loans to individuals under agreements with local auto retailers (the "agreements" stipulate liability on the part of the dealer and the Company regarding collection of payments and repossession of collateral on non-performing loans) for the purchase of automobiles. These loans, categorized as installment, are made under the same credit criteria as are direct consumer loans although the credit contract is among the buyer, seller and the Banks, as assignee.

       The Company has a correspondent relationship with the First National Bank of Pennsylvania, Hermitage, Pennsylvania ("First National"), whereby the Company solicits the sale and purchase of loan participations. Peter Mortensen, a director of the Company, is Chairman of the Board of First National and is Chairman of the Board, President and minority stockholder of First National's parent holding company. Participations purchased from First National are entered into using the same underwriting criteria that would be applied if the Company had originated the loan. This would include credit and collateral analyses and maintenance of a complete credit file on each purchased participation that is identical to the credit files maintained by the Company on its own customers.

     The following is a presentation of an analysis of maturities of loans as of December 31, 1995:

                                          DUE IN             DUE IN            DUE AFTER
 TYPE OF LOAN                         1 YEAR OR LESS      1 TO 5 YEARS          5 YEARS             TOTAL
 ------------                         --------------      ------------       -------------      ------------
 Commercial, financial and
    agricultural . . . . . . .         $32,843,770       $ 56,733,541        $10,951,774        $100,529,085

 Real estate . . . . . . . . .           5,206,987         11,745,970         40,387,615          57,340,572

 Installment loans . . . . . .           1,501,996         54,309,069            674,878          56,485,943

 Lines of credit . . . . . . .          12,770,162          5,517,726          5,865,577          24,153,465
                                       -----------       ------------        -----------        ------------
    Total  . . . . . . . . . .         $52,322,915       $128,306,306        $57,879,844        $238,509,065
                                       ===========       ============        ===========        ============



     The Company does not presently have, nor intends to implement, a rollover policy with respect to its loan portfolio. All loans are recorded according to original terms, and demand loans, overdrafts and loans having no stated repayment terms or maturity are reported as due in one year or less.

     At December 31, 1995, the amount of loans due after one year with predetermined interest rates totalled approximately $88,425,000 while the amount of loans due after one year with floating interest rates totalled approximately $65,899,000.




     The following table presents various categories of loans contained in the Company's loan portfolio and the total amount of all loans at December 31, 1991 through 1995.

                                                                     DECEMBER 31,
                                  --------------------------------------------------------------------------------
TYPE OF LOAN                          1995             1994             1993             1992             1991
------------                          ----             ----             ----             ----             ----
Commercial and financial  . . .   $100,529,085     $ 69,099,015     $ 45,642,458     $ 34,396,890     $ 28,630,533

Real estate . . . . . . . . . .     57,340,572       30,549,065       30,549,065       25,478,557       22,370,203

Installment loans . . . . . . .     56,485,943       48,688,611       33,872,749       22,638,771        3,329,984

Lines of credit . . . . . . . .     24,153,465       20,734,649       16,605,165       11,746,447        8,953,775
                                  ------------     ------------     ------------     ------------     ------------

    Subtotal  . . . . . . . . .    238,509,065      186,006,407      126,669,437       94,260,665       63,284,495

    Less deferred loan fees
      and unearned income . . .        257,549          317,269          198,202          223,995          205,934

    Allowance for
      possible loan losses  . .      1,585,285        1,182,157          742,489          691,436          528,428
                                  ------------     ------------     ------------     ------------     ------------

Net loans . . . . . . . . . . .   $236,666,231     $184,506,981     $125,728,746     $ 93,345,235     $ 62,550,133
                                  ============     ============     ============     ============     ============

     Accrual of interest is discontinued on a loan when management of the Bank determines, after consideration of economic and business factors affecting collection efforts, that collection of interest is doubtful.

     Amounts pertaining to non-accruing loans, accruing loans which were contractually past due 90 days or more as to principal or interest payments, and loans which would represent troubled debt restructurings at December 31 of each of the years 1991 through 1995 were as follows:


                                                                   DECEMBER 31,
                                       -------------------------------------------------------------------------
TYPE OF LOAN                              1995          1994         1993            1992             1991
                                          ----          ----         ----            ----             ----
Non-accruing Loans  . . . . . . . . .  $1,017,489     $ - 0 -       $ - 0 -        $ 521,282        $  68,445

Accruing Loans less than or equal
  to 90 days past due . . . . . . . .  $   63,006     $ - 0 -       $ - 0 -        $   - 0 -        $   - 0 -

Troubled Debt Restructurings  . . . .  $    - 0 -     $ - 0 -       $ - 0 -        $   - 0 -        $   - 0 -





     Non-accruing loans at December 31, 1995 consisted of two commercial real estate loans aggregating $258,701 and three residential mortgage loans totalling $758,788. With respect to the loans accounted for on a non-accrual basis at December 31, 1995, the gross interest income that would have been recorded in the period then ended if the loan had been current in accordance with its original terms and outstanding throughout the period or since origination amounted to $74,538 and the amount of interest income on such loans that was included in net income for the year ended December 31, 1995 amounted to $49,591.

     At December 31, 1995, there were no potential problem loans, except as discussed above, where known information about possible credit problems of the borrower caused management to have serious doubts as to the ability of such borrower to comply with the present loan repayment terms and which may result in such loans being placed on a non-accrual basis.

SUMMARY OF LOAN LOSS EXPERIENCE

     An analysis of the Company's allowance for possible loan losses and loan loss experience (charge-offs) is furnished in the following table for the years ended December 31, 1991 through 1995.


                                                                       DECEMBER 31,
                                   -------------------------------------------------------------------------------
TYPE OF LOAN                          1995              1994             1993             1992             1991
------------                          ----              ----             ----             ----             ----
Balance at beginning of period.    $1,182,157       $  742,489        $ 691,436          $528,428        $ 442,190
                                   ----------       ----------        ---------          --------        ---------

Charge-offs:
  Installment . . . . . . . . .      (354,548)        (174,411)         (66,472)          (83,122)         (24,566)
  Commercial  . . . . . . . . .      (125,210)         (66,312)        (130,169)          (89,584)         (90,960)
  Credit Cards  . . . . . . . .       (27,763)         (17,259)          (7,485)             -              (1,066)
  Mortgage  . . . . . . . . . .       (20,664)            -                -              (18,833)         (10,312)
                                   ----------       ----------        ---------          --------        ---------
       Total Charge-Offs:   . .      (528,185)        (257,982)        (204,126)         (191,539)        (126,904)

Recoveries:
  Installment . . . . . . . . .        96,313           33,415           12,392            14,397            4,207
  Commercial  . . . . . . . . .          -              59,160            2,610               -                -
  Credit Cards  . . . . . . . .          -                  75              177             3,763              125
  Mortgage  . . . . . . . . . .          -               -                -                   387             -
                                   ----------       ----------        ---------          --------        ---------
      Total Recoveries:   . . .        96,313           92,650           15,179            18,547            4,332
                                   ----------       ----------        ---------          --------        ---------

Net Charge-offs . . . . . . . .      (431,872)        (165,332)        (188,947)         (172,992)            -

Provision for losses charged
  to operations . . . . . . . .       835,000          605,000          240,000           336,000          208,810
                                   ----------       ----------        ---------          --------        ---------

Balance at end of period  . . .    $1,585,285       $1,182,157        $ 742,489          $691,436        $ 528,428
                                   ==========       ==========        =========          ========        =========



Asset Quality Ratios:

Net charge-offs during the
  period to average loans
  outstanding during the
  period  . . . . . . . . . . .         0.18%            0.11%            0.17%             0.23%            0.23%

Allowance for loan losses
  to total loans  . . . . . . .         0.67%            0.64%            0.59%             0.73%            0.83%

Allowance for loan losses to
  non-performing assets . . . .       103.86%          241.10%          565.04%           132.63%          539.21%

Non-performing loans to total
  loans . . . . . . . . . . . .         0.43%            0.22%            0.00%             0.55%            0.11%

Non-performing assets to total
  assets  . . . . . . . . . . .         0.39%            0.19%            0.07%             0.36%            0.08%

    At December 31, 1991 through 1995 the allowance for possible loan losses was allocated as follows:



                             1995                       1994                            1993
                 ---------------------------  ------------------------    -------------------------------
                               % OF LOANS IN             % OF LOANS IN                    % OF LOANS IN
                               EACH CATEGORY             EACH CATEGORY                    EACH CATEGORY
                                 TO TOTAL                  TO TOTAL                          TO TOTAL
                   AMOUNT         LOANS       AMOUNT        LOANS         AMOUNT              LOANS
                 --------         -----      -------        -----         ------              -----
Commercial and
  financial . .  $  836,866      52.8%     $ 580,374        37.1%        $  295,287          36.0%

Real estate . .     118,445       7.5%        88,798        25.6%            24,025          24.1%

Installment . .     346,329      21.8%       347,164        26.2%           371,931          26.8%

Lines of
credit  . . . .     283,645      17.9%       165,821        11.1%            51,246          13.1%
                 ----------     -----     ----------       -----          ---------         -----

  Total . . . .  $1,585,285     100.0%    $1,182,157       100.0%         $ 742,489         100.0%
                 ==========     =====     ==========       =====          =========         =====


                             1992                     1991
                  ------------------------- --------------------------
                            % OF LOANS IN                % OF LOANS IN
                            EACH CATEGORY                EACH CATEGORY
                              TO TOTAL                      TO TOTAL
                  AMOUNT       LOANS        AMOUNT            LOANS
                  ------       -----        ------            -----
Commercial and
  financial . .   $355,622     36.5%       $ 306,359         50.5%

Real estate . .     29,144     27.0%          81,102         32.0%

Installment . .    261,939     24.0%           6,660          3.3%

Lines of
credit  . . . .     44,731     12.5%         134,307         14.2%
                  --------    -----        ---------         ----

  Total . . . .   $691,436    100.0%       $ 528,428        100.0%
                  ========    =====        =========        =====






    Although the allowance for loan losses was determined by category of loans, the entire allowance is available to absorb losses from any category.

    The allowance for loan losses is established based upon management's evaluation of the potential losses in its loan portfolio. In analyzing the adequacy of the allowance, management considers its review as well as the results of independent internal and external credit reviews, changes in the composition and volume of the loan portfolio, levels of non-performing and charged-off loans and local and national economic conditions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision/Allowance for Loan Losses" for a discussion of management's analysis of the loan portfolio with respect to the establishment of the allowance.

INVESTMENTS

    The Company invests primarily in obligations of the United States or obligations guaranteed as to principal and interest by the United States, other taxable securities and in certain obligations of states and municipalities.
The Banks enter into Federal Funds transactions with their principal correspondent banks, and primarily act as a net seller of such funds. The sale of Federal Funds amounts to a short-term loan from the Banks to another bank.

    The following table presents, at December 31, 1995, 1994 and 1993, the book value of the Company's investments:

                                                                             DECEMBER 31,
                                                  ----------------------------------------------------------------
INVESTMENT CATEGORY                                   1995                      1994                      1993
-------------------                                   ----                      ----                      ----
Obligations of U.S. Treasury
   and other U.S. Government
   agencies . . . . . . . . . . . . . . . . . .   $ 62,490,920              $ 40,293,618              $ 32,686,816

State and political
    subdivisions  . . . . . . . . . . . . . . .      6,939,567                 6,685,003                 3,711,879

Other securities  . . . . . . . . . . . . . . .      4,805,240                 4,531,376                   847,475
                                                  ------------              ------------              ------------

       Total  . . . . . . . . . . . . . . . . .   $ 74,235,727              $ 51,509,997              $ 37,246,170
                                                  ============              ============              ============



    The following table indicates the respective maturities and weighted average yields of securities held for investment as of December 31, 1995:

                                                           AMOUNT                           WEIGHTED AVERAGE YIELD
                                                          --------                          -----------------------
Obligations of U.S. Treasury and
other U.S. Government agencies:

0 - 1 Yr  . . . . . . . . . . . . . . . . . . . . .      $13,280,442  . . . . . . . . . . . . . .    5.86%
1 - 5 Yrs . . . . . . . . . . . . . . . . . . . . .       23,193,775  . . . . . . . . . . . . . .    6.38%
5 - 10 Yrs  . . . . . . . . . . . . . . . . . . . .       26,016,703  . . . . . . . . . . . . . .    6.63%

State & political subdivisions:

1 - 5 Yrs . . . . . . . . . . . . . . . . . . . . .        2,630,744  . . . . . . . . . . . . . .    6.27%
5 - 10 Yrs  . . . . . . . . . . . . . . . . . . . .        4,308,823  . . . . . . . . . . . . . .    6.86%

Other securities:

1 - 5 Yrs . . . . . . . . . . . . . . . . . . . . .        2,000,000  . . . . . . . . . . . . . .    5.83%

No stated maturity  . . . . . . . . . . . . . . . .        2,805,240  . . . . . . . . . . . . . .    7.02%
                                                         -----------

Total . . . . . . . . . . . . . . . . . . . . . . .      $74,235,727  . . . . . . . . . . . . . .    6.41%
                                                         ===========


The weighted average yields for tax exempt securities are computed on a tax equivalent basis.

DEPOSITS

    The Banks offer a full range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal ("NOW") accounts, public funds accounts, money market accounts with limited transactions and a weekly variable interest rate, individual retirement accounts, including Keogh plans with stated maturities, regular interest bearing statement savings accounts and certificates of deposit with fixed and variable rates and a range of maturity date options. The sources of deposits are residents, businesses and employees of businesses within the Banks' market areas, obtained through the personal solicitation of the Banks' officers and directors, direct mail solicitation and advertisements published in the local media. The Banks pay competitive interest rates on time and savings deposits. In addition, the Banks have implemented a service charge fee schedule competitive with other financial institutions in the Banks' market areas, covering such matters as maintenance fees on checking accounts, per item processing fees on checking accounts, returned check charges and the like.

    The following table presents, for the years ended December 31, 1995, 1994 and 1993, the average amount of and average rate paid on each of the following deposit categories:


DEPOSIT CATEGORY                      AVERAGE AMOUNT                                  AVERAGE RATE PAID
----------------          -------------------------------------------            -----------------------------
                              1995            1994           1993                1995        1994         1993
                              ----            ----           ----                ----        ----         ----
Non interest-bearing
  demand deposits . .     $  35,615,561    $23,964,098    $15,588,514             N/A         N/A         N/A

Interest-bearing
  demand deposits . .     $ 108,823,477    $75,337,645    $45,614,466             3.40%      3.00%       2.53%

Savings deposits  . .     $  22,685,871    $18,486,785    $15,552,702             2.90%      2.72%       2.81%

Time deposits . . . .     $  93,271,076    $63,505,399    $66,193,436             5.67%      4.22%       4.43%



    The following table indicates amounts outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 1995:

                                                                                TIME CERTIFICATES
                                                                                   OF DEPOSIT
                                                                              --------------------
    3 months or less  . . . . . . . . . . . . . . . . . . . . . .                 $ 6,874,462
    4 - 6 months  . . . . . . . . . . . . . . . . . . . . . . . .                   7,754,577
    7 - 12 months . . . . . . . . . . . . . . . . . . . . . . . .                  11,800,698
    Over 12 months  . . . . . . . . . . . . . . . . . . . . . . .                   1,778,092
                                                                                  -----------

       Total      . . . . . . . . . . . . . . . . . . . . . . . .                 $28,207,829
                                                                                  ===========

RETURN ON EQUITY AND ASSETS

    Returns on average consolidated assets and average consolidated equity for the years ended December 31, 1995 and 1994 are as follows:

                                                                                DECEMBER 31,
                                                                  ------------------------------------------
                                                                  1995               1994              1993
                                                                  ----               ----              ----
    Return on Average Assets  . . . . . . . . . . . . . . . .     0.52%              0.29%              0.63%
    Return on Average Equity  . . . . . . . . . . . . . . . .     5.93%              2.70%              8.13%
    Average Equity to Average Assets Ratio  . . . . . . . . .     8.77%             10.75%              7.69%



SHORT-TERM BORROWINGS

    The Banks enter into various arrangements with customers to sell securities under agreements to repurchase ("Repurchase Agreements"). The Repurchase Agreements have been accounted for as short-term borrowings with the obligation to repurchase the securities reflected as a non-deposit interest-bearing liability. Amounts pertaining to Repurchase Agreements are as follows:

                                                                  1995                                1994
                                                        ----------------------------     ----------------------------

                                                                           WEIGHTED                        WEIGHTED
                                                                           AVERAGE                         AVERAGE
                                                          AMOUNT            RATE           AMOUNT            RATE
                                                          ------        ------------       ------        ------------
        Balance at End of Year      . . . . . . . . .   $18,276,769        4.51%         $11,378,411         4.98%
        Maximum Outstanding During the Year   . . . .   $30,486,820          --          $15,908,712           --
        Average Balance for the Year  . . . . . . . .   $25,336,826        5.42%         $10,711,829         4.90%



    The Banks also borrow advances from the Federal Home Loan Bank (FHLB) under terms generally ranging from 30 days to one year. These advances are secured by residential mortgages carried in the Banks' portfolios. Amounts pertaining to FHLB advances for 1995 are as follows:

                                                                   Amount               WEIGHTED AVERAGE RATE
                                                           ----------------------       ---------------------
        Balance at End of Year      . . . . . . . . .            $10,000,000                       5.90%
        Maximum Outstanding During the Year   . . . .            $12,000,000                         --
        Average Balance for the Year  . . . . . . . .            $11,551,825                       6.15%


    For the years ended December 31, 1995, 1994 and 1993, the Company had no other category of borrowings for which the average balances outstanding during the year amounted to 30% or more of stockholders' equity.

ASSET/LIABILITY MANAGEMENT

    It is the objective of the Company to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established cash, loan, investment, borrowing and capital policies. Certain of the officers of the Banks are responsible for monitoring policies and procedures that are designed to ensure acceptable composition of the asset/liability mix, stability and leverage of all sources of funds while adhering to prudent banking practices. It is the overall philosophy of management to support asset growth primarily through growth of core deposits, which include deposits of all categories made by individuals, partnerships and corporations. Management of the Company seeks to invest the largest portion of its assets in commercial, consumer and real estate loans.

    The Banks' asset/liability mix is monitored on a daily basis and a quarterly report reflecting interest-sensitive assets and interest-sensitive liabilities is prepared and presented to the Banks' Boards of Directors. The objective of this policy is to control interest-sensitive assets and liabilities so as to minimize the impact of substantial movements in interest rates on the Banks' earnings.

    See "Management's Discussion and Analysis of Financial Condition and Results of Operations - INTEREST SENSITIVITY," (Page 26) for an analysis of rate sensitive assets and liabilities.



CORRESPONDENT BANKING

    Correspondent banking involves the provision of services by one bank to another bank which cannot provide that service for itself from an economic or practical standpoint. The Banks are required to purchase correspondent services offered by larger banks, including check collections, purchase of Federal Funds, security safekeeping, investment services, coin and currency supplies, overline and liquidity loan participations and sales of loans to or participations with correspondent banks.

    The Banks sell loan participations to correspondent banks with respect to loans which exceed the Banks' respective lending limits. Management of each Bank has established a correspondent relationship with the Independent Bankers Bank of Florida, Orlando, Florida, Central Bank of the South, Birmingham, Alabama and NationsBank, Tampa, Florida. In addition, First National Bank of Naples sells and purchases loan participations with First National Bank of Pennsylvania, Hermitage, Pennsylvania, of which Peter Mortensen, a director of the Company, is the Chairman of the Board.



EMPLOYEES

    The Company presently employs 175 persons full-time and 25 persons part-time, including 48 officers. The Company will hire additional persons as needed on a full-time and part-time basis, including additional tellers and customer service representatives.



MONETARY POLICIES

    The results of operations of the Company are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. The instruments of monetary policy employed by the Federal Reserve Board include open market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, changes in reserve requirements against member bank deposits and limitations on interest rates which member banks may pay on time and savings deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve Board, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Company.

SUPERVISION AND REGULATION

    The Company and the Bank operate in a highly regulated environment, and their business activities are governed by statute, regulation and administrative policies. The business activities of the Company and the Bank are closely supervised by a number of federal regulatory agencies, including the Federal Reserve Board, the Comptroller of the Currency (the "Comptroller") and the Federal Deposit Insurance Corporation ("FDIC"). The Company is regulated by the Federal Reserve Board under the federal Bank Holding Company Act of 1956, as amended, which requires every bank holding company to obtain the prior approval of the Federal Reserve Board before acquiring more than 5% of the voting shares of any bank or all or substantially all of the assets of a bank, and before merging or consolidating with another bank holding company. The Federal Reserve Board (pursuant to regulation and published policy statements) has maintained that a bank holding company must serve as a source of financial strength to its subsidiary banks. In adhering to the Federal Reserve Board policy the Company may be required to provide financial support to a subsidiary bank at a time when, absent such Federal Reserve Board policy, the Company may not deem it advisable to provide such assistance.

    Under the Riegel-Neal Interstate Banking and Branching Efficiency Act of 1994, the existing restrictions on interstate acquisitions of banks by bank holding companies have been repealed, such that any bank holding company located in Florida is able to acquire a bank located in any other state, and a bank holding company located outside Florida can acquire any Florida-based bank, in either case subject to certain deposit percentage and other restrictions. The legislation also provides that, unless an individual state elects beforehand either (i) to accelerate the effective date, or (ii) to prohibit out-of-state banks from operating interstate branches within its territory, on or after June 1, 1997, adequately capitalized and managed bank holding companies will be able to consolidate their multistate bank operations into a single bank subsidiary and to branch interstate through acquisitions. De novo branching by an out-of-state bank would be permitted only if it is expressly permitted by the laws of the host state. The authority of a bank to establish and operate branches within a state will continue to be subject to applicable state branching laws.

    A bank holding company is generally prohibited from acquiring control of any company which is not a bank and from engaging in any business other than the business of banking or managing and controlling banks. However, there are certain activities which have been identified by the Federal Reserve Board to be so closely related to banking as to be a proper incident thereto and thus permissible for bank holding companies, including the following activities: acting as investment or financial advisor to subsidiaries and certain outside companies; leasing personal and real property or acting as a broker with respect thereto; providing management consulting advice to nonaffiliated banks and nonbank depository institutions; operating collection agencies and credit bureaus; acting as a futures commission merchant; providing data processing and data transmission services; acting as an insurance agent or underwriter with respect to limited types of insurance; performing real estate appraisals; arranging commercial real estate equity financing; providing securities brokerage services; and underwriting and dealing in obligations of the United States, the states and their political subdivisions. In determining whether an activity is so closely related to banking as to be permissible for bank holding companies, the Federal Reserve Board is required to consider whether the performance of such activities by a bank holding company or its subsidiaries can reasonably be expected to produce such benefits to the public as greater convenience, increased competition or gains in efficiency that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. Generally, bank holding companies are required to obtain prior approval of the Federal Reserve Board to engage in any new activity not previously approved by the Federal Reserve Board.

    As national banks, the Banks are subject to the supervision of the Comptroller and, to a limited extent, the FDIC and the Federal Reserve Board. With respect to expansion, the Banks may establish branch offices anywhere within the State of Florida. The Banks are also subject to the Florida banking and usury laws restricting the amount of interest which it may charge in making loans or other extensions of credit. In addition, the Banks, as subsidiaries of the Company, are subject to restrictions under federal law in dealing with the Company and other affiliates, if any. These restrictions apply to extensions of credit to an affiliate, investments in the securities of an affiliate and the purchase of assets from an affiliate.

    Loans and extensions of credit by national banks are subject to legal lending limitations. Under federal law, a national bank may grant unsecured loans and extensions of credit in an amount up to 15% of its unimpaired capital and surplus to any person. In addition, a national bank may grant loans and extensions of credit to a single person up to 10% of its unimpaired capital and surplus, provided that the transactions are fully secured by readily marketable collateral having a market value determined by reliable and continuously available price quotations. This 10% limitation is separate from, and in addition to, the 15% limitation for unsecured loans. Loans and extensions of credit may exceed the general lending limit if they qualify under one of several exceptions. Such exceptions include certain loans or extensions of credit arising from the discount of commercial or business paper, the purchase of bankers' acceptances, loans secured by documents of title, loans secured by U.S. obligations and loans to or guaranteed by the federal government.

    The Banks' loan operations are also subject to certain federal laws applicable to credit transactions, such as the federal Truth-in-Lending Act governing disclosures of credit terms to consumer borrowers, the Equal Credit Opportunity Act prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit, the Fair Credit Reporting Act governing the manner in which consumer debts may be collected by collection agencies, and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws. The deposit operations of the Banks are also subject to the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

    The Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal regulator, in connection with its regular examination of a bank, to assess the bank's record in meeting the credit needs of the community serviced by the bank, including low- and moderate-income neighborhoods. The regulator's assessment of a bank's record is made available to the public. Further, such assessment is required of any bank that has applied, among other things, to establish a new branch office that will accept deposits, to relocate an existing office, or to merge or consolidate with, or acquire the assets of or assume the liabilities of, a federally-regulated financial institution.

    Both the Company and the Banks are subject to regulatory capital requirements imposed by the Federal Reserve Board and the Comptroller. In 1989, both the Federal Reserve Board and the Comptroller issued new risk-based capital guidelines for bank holding companies and banks which make regulatory capital requirements more sensitive to differences in risk profiles of various banking organizations. The capital adequacy guidelines issued by the Federal Reserve Board are applied to bank holding companies on a consolidated basis with the banks owned by the holding company. The Comptroller's risk capital guidelines apply directly to national banks regardless of whether they are a subsidiary of a bank holding company. Both agencies' requirements (which are substantially similar), provide that banking organizations must have capital equivalent to 8% of risk weighted assets. The risk weights assigned to assets are based primarily on credit risks. Depending upon the riskiness of a particular asset, it is assigned to a risk category. For example, securities with an unconditional guarantee by the United States government are assigned to the lowest risk category. A risk weight of 50% is assigned to loans secured by owner-occupied one to four family residential mortgages. The aggregate amount of assets assigned to each risk category is multiplied by the risk weight assigned to that category to determine the weighted values, which are added together to determine total risk-weighted assets. At December 31, 1995, the Company's total risk-based capital and tier-one ratios were 11.92% and 11.31%, respectively. Both the Federal Reserve Board and the Comptroller have also implemented new minimum capital leverage ratios to be used in tandem with the risk-based guidelines in assessing the overall capital adequacy of banks and bank holding companies. Under these rules, banking institutions are required to maintain a ratio of 3% "Tier 1" capital to total assets (net of goodwill). Tier 1 capital includes common stockholders equity, noncumulative perpetual preferred stock and minority interests in the equity accounts of consolidated subsidiaries. At December 31, 1995, the Company's leverage ratio was 8.13%.

    Both the risk-based capital guidelines and the leverage ratio are minimum requirements, applicable only to top-rated banking institutions. Institutions operating at or near these levels are expected to have well-diversified risk, excellent asset quality, high liquidity, good earnings and in general, have to be considered strong banking organizations, rated composite 1 under the CAMEL rating system for banks or the BOPEC rating system for bank holding companies. Institutions with lower ratings and institutions with high levels of risk or experiencing or anticipating significant growth are expected to maintain ratios 100 to 200 basis points above the stated minimums.

    The Comptroller amended the risk-based capital guidelines applicable to national banks in an effort to clarify certain questions of interpretation and implementation, specifically with regard to the treatment of purchased mortgage servicing rights ("PMSRs") and other intangible assets. The Comptroller's guidelines provide that intangible assets are generally deducted from Tier 1 capital in calculating a bank's risk-based capital ratio. However, certain intangible assets which meet specified criteria ("qualifying intangibles") such as PMSRs are retained as a part of Tier 1 capital. The Comptroller currently maintains that only PMSRs and purchased credit card relationships meet the criteria to be considered qualifying intangibles. The Comptroller's guidelines formerly provided that the amount of such qualifying intangibles that may be included in Tier 1 capital was strictly limited to a maximum of 25% of total Tier 1 capital. The Comptroller has amended its guidelines to increase the limitation of such qualifying intangibles from 25% to 50% of Tier 1 capital and further to permit the inclusion of purchased credit card relationships as a qualifying intangible asset.

    In addition, the Comptroller has adopted rules which clarify treatment of asset sales with recourse not reported on a bank's balance sheet. Among assets affected are mortgages sold with recourse under Fannie Mae, Freddie Mac and Farmer Mac programs. The new rules clarify that even though those transactions are treated as asset sales for bank Call Report purposes, those assets will still be subject to a capital charge under the risk-based capital guidelines.

    The Comptroller, the Federal Reserve Board and the FDIC recently adopted final regulations revising their risk-based capital guidelines to further ensure that the guidelines take adequate account of interest rate risk. Interest rate risk is the adverse effect that changes in market interest rates may have on a bank's financial condition and is inherent to the business business of banking. Under the new regulations, when evaluating a bank's capital adequacy, the agencies capital standards now explicitly include a bank's exposure to declines in the economic value of its capital due to changes in interest rates. The exposure of a bank's economic value generally represents the change in the present value of its assets, less the change in the value of its liabilities, plus the change in the value of its interest rate off-balance sheet contracts. Concurrently, the banking agencies have proposed a measurement process to identify banks that have high interest rate risk exposures. Under the proposed measurement process, the agencies would employ a supervisory model that focuses on the sensitivity of a bank's economic value to changes in interest rate risk as well as various other quantitative factors to determine the adequacy of an individual bank's capital for interest rate risk. After gaining experience with the proposed supervisory measurement and assessment process, the agencies intend to propose further regulations to establish an explicit risk-based capital charge for interest rate risk.

    The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "Act"), enacted on December 19, 1991, provides for a number of reforms relating to the safety and soundness of the deposit insurance system, supervision of domestic and foreign depository institutions and improvement of accounting standards. One aspect of the Act involves the development of a regulatory monitoring system requiring prompt action on the part of banking regulators with regard to certain classes of undercapitalized institutions. While the Act does not change any of the minimum capital requirements, it directs each of the federal banking agencies to issue regulations implementing the monitoring plan. The Act creates five "capital categories" ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") which are defined in the Act and which will be used to determine the severity of corrective action the appropriate regulator may take in the event an institution reaches a given level of undercapitalization. For example, an institution which becomes "undercapitalized" must submit a capital restoration plan to the appropriate regulator outlining the steps it will take to become adequately capitalized. Upon approving the plan, the regulator will monitor the institution's compliance. Before a capital restoration plan will be approved, any entity controlling a bank (i.e., holding companies) must guarantee compliance with the plan until the institution has been adequately capitalized for four consecutive calendar quarters. The liability of the holding company is limited to the lesser of five percent of the institution's total assets or the amount which is necessary to bring the institution into compliance with all capital standards. In addition, "undercapitalized" institutions will be restricted from paying management fees, dividends and other capital distributions, will be subject to certain asset growth restrictions and will be required to obtain prior approval from the appropriate regulator to open new branches or expand into new lines of business.

    As an institution drops to lower capital levels, the extent of action to be taken by the appropriate regulator increases, restricting the types of transactions in which the institution may engage and ultimately providing for the appointment of a receiver for certain institutions deemed to be critically undercapitalized.

    The Act also provides that banks will have to meet new safety and soundness standards. In order to comply with the Act, the Federal Reserve Board, the Comptroller and the FDIC have adopted regulations defining operational and managerial standards relating to internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits.

    Both the capital standards and the safety and soundness standards which the Act seeks to implement are designed to bolster and protect the deposit insurance fund.

    In response to the directive issued under the Act, the regulators have proposed regulations which, among other things, prescribe the capital thresholds for each of the five capital categories established under the Act. The following table reflects the proposed capital thresholds:

                                                            TOTAL                TIER 1              TIER 1
                                                         RISK-BASED           RISK-BASED            LEVERAGE
                                                       CAPITAL RATIO         CAPITAL RATIO             RATIO
                                                       -------------         -------------          ----------
Well capitalized (1)  . . . . . . . . . . . . . . . . .      10%                    6%                   5%
Adequately capitalized (1)  . . . . . . . . . . . . . .       8%                    4%                   4% (2)
Undercapitalized (4)  . . . . . . . . . . . . . . . . .     < 8%                  < 4%                 < 4% (3)
Significantly undercapitalized (4)  . . . . . . . . . .     < 6%                  < 3%                 < 3%
Critically undercapitalized . . . . . . . . . . . . . .        -                    -                  < 2%
---------------------------------

(1) An institution must meet all three minimums.
(2) 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(3) Less than 3% for composite 1-rated institutions, subject to appropriate federal banking agency guidelines.
(4) An institution falls into this category if it is below the specified capital level for any of the three capital measures.



    As national banks, the Banks are subject to examination and review by the Comptroller. This examination is typically completed on-site at least annually and is subject to off-site review at call. The Banks submit to the Comptroller quarterly reports of condition, as well as such additional reports as may be required by the national banking laws.

    Prior to May 1, 1995, the State of Florida had a regional interstate banking statute which authorizesd bank holding companies whose operations are principally conducted in certain southeastern states to acquire banks and bank holding companies located in Florida under certain conditions. Such southeastern states included the States of Alabama, Arkansas, Georgia, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, West Virginia and the District of Columbia. Such legislation has had the effect of increasing competition among financial institutions in the Bank's market area and in the State of Florida generally. The legislature has recently amended this regional reciprocal interstate banking statute to eliminate its regional nature. The new statute, which became effective on May 1, 1995, allows bank holding companies located throughout the United States to acquire banks and bank holding companies located in Florida under certain conditions.

    As a bank holding company, the Company is required to file with the Federal Reserve Board an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve Board may require pursuant to the Act. The Federal Reserve Board may also make examinations of the Company and any subsidiaries.

    The scope of regulation and permissible activities of the Company and the Bank is subject to change by future federal and state legislation.


ITEM 2.  PROPERTIES

    The Company conducts its banking operations through six banking offices, five of which are located in the Naples, Florida metropolitan area and one in the Cape Coral, Florida metropolitan area. The Company owns five of these offices, including the underlying land. The sixth office, which serves as the main office of First National Bank of Naples, is leased from a partnership in which two of the organizers of the Company, including one Director of the Company, are partners. The term of the lease is ten years, expiring in 1998, with renewal options for six additional five-year terms.

    The Company also owns a 21,000 square foot commercial office building which houses its operations center. The Company is currently utilizing approximately 18,000 square feet of the facility and leases the remaining 3,000 square feet to third parties under lease agreements which expire in 1998.

    In addition, the Company owns a future branch site in the Naples, Florida metropolitan area, which is scheduled for development in 1996.

ITEM 3.  LEGAL PROCEEDINGS

    There are no material pending legal proceedings to which the Company or either of the Banks is a party or of which any of their properties are subject; nor are there material proceedings known to the Company to be contemplated by any governmental authority; nor are there material proceedings known to the Company, pending or contemplated, in which any director, officer or affiliate or any principal security holder of the Company, or any associate of any of the foregoing, is a party or has an interest adverse to the Company or the Bank.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted during the fourth quarter ended December 31, 1995 to a vote of security holders of the Company.

                                    PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Since the Company's inception, there has been no established public trading market for the Company's Common Stock. As of December 31, 1995, the approximate number of holders of record of the Company's Common Stock was 1,140.

    To date, the Company has not paid any cash dividends on its Common Stock. However, in May of each of the last three years, the Company paid a 2% stock dividend to shareholders. It is the present policy of the Board of Directors of the Company to reinvest earnings for such period of time as is necessary to ensure the success of the operations of the Company and of the Bank. There are no current plans to initiate payment of cash dividends, and future dividend policy will depend on the Company's earnings, capital requirements, financial condition and other factors considered relevant by the Board of Directors of the Company.

    The Company's subsidiary Banks are restricted in their ability to pay dividends under the national banking laws and by regulations of the Comptroller. Pursuant to 12 U.S.C. Section 56, a national bank may not pay dividends from its capital. All dividends must be paid out of undivided profits, subject to other applicable provisions of law. Payments of dividends out of undivided profits is further limited by 12 U.S.C. Section 60(a), which prohibits a bank from declaring a dividend on its shares of common stock until its surplus equals its stated capital, unless there has been transferred to surplus not less than 1/10 of the Bank's net income of the preceding two consecutive half-year periods (in the case of an annual dividend). Pursuant to 12 U.S.C. Section 60(b), the approval of the Comptroller is required if the total of all dividends declared by the Bank in any calendar year exceeds the total of its net income for that year combined with its retained net income for the preceding two years, less any required transfers to surplus.

    In December, 1990, the Comptroller promulgated regulations concerning the level of allowable dividend payments by national banks. The intended effect of the regulations is to make the calculation of national banks' dividend-paying capacity consistent with generally accepted accounting principles (GAAP). In this regard, the allowance for loan and lease losses will not be considered an element of either "undivided profits then on hand" or "net profits." Further, a national bank may be able to use a portion of its capital surplus account as "undivided profits then on hand," depending on the composition of that account. In addition, the regulations clarify that dividends on preferred stock are not subject to the limitations of 12 U.S.C. Section 56, while explicitly making such dividends subject to the constraints of 12 U.S.C. Section 60. The regulations do not diminish or impair a well-capitalized bank's ability to make cash payments to its shareholders in the form of a return of capital.

    At December 31, 1995, First National Bank of Naples had retained earnings of $3,928,132, thus making it eligible at the present time to pay dividends to the Company. Cape Coral National Bank had a deficit of $220,453 at December 31, 1995 and, accordingly, may not pay dividends to the Company.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data of the Company presented below as of and for the years ended December 31, 1995, 1994, 1993, 1992 and 1991, have been derived from consolidated financial statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto.

                                                                             AT AND FOR
                                                                     THE YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------
                                              1995             1994            1993             1992            1991
                                              ----             ----            ----             ----            ----
 CONSOLIDATED STATEMENT
 OF OPERATIONS DATA:
 Total interest income.............       $ 25,384,359     $ 15,415,116    $ 11,186,101     $  9,031,978    $  6,981,715
 Total interest expense............         11,756,051        6,306,447       4,659,109        4,192,737       3,946,822
                                          ------------     ------------    ------------     ------------    ------------
 Net interest income...............         13,628,308        9,108,669       6,526,992        4,839,241       3,034,893
 Provision for loan losses ........            835,000          605,000         240,000          336,000         208,810
 Non-interest income ..............          2,708,471        1,442,689       1,295,941          661,050         487,716
 Non-interest expense .............         12,939,804        9,053,823       5,978,051        4,433,724       2,986,928
                                          ------------     ------------    ------------     ------------    ------------
 Net income (loss) before
   extraordinary items.............          1,706,535          650,323       1,005,230          452,952         206,871
 Net income (loss).................          1,706,535          650,323       1,005,230          721,580         326,871
 Net income (loss) per share
   before extraordinary items(1)...                .44              .19             .47              .27             .16
 Extraordinary item - Tax
 benefit of NOL carry-forward(1)...              --               --              --                 .16             .09


 Net income (loss) per share(1)....                .44              .19             .47              .43             .25
 Weighted average number of
   shares outstanding(1) ..........          3,884,789        3,401,704       2,148,049        1,657,000       1,326,510


 CONSOLIDATED BALANCE
 SHEET DATA:
 Total assets......................       $386,461,791     $264,613,897    $178,454,328     $146,107,851    $ 87,382,222
 Total deposits....................        324,830,614      201,245,235     157,370,112      132,037,198      79,195,981
 Stockholders' equity..............         29,943,903       27,710,310      12,981,854       10,994,809       6,702,787


 CAPITAL RATIOS:

 Tier 1 capital....................              11.31%           14.59%          10.34%           11.60%          11.50%
 Total risk-based capital..........              11.92%           15.20%          10.93%           12.26%          12.41%
 Leverage ratio....................               8.13%           10.60%           7.53%            8.01%           7.67%

 ASSET QUALITY RATIOS:

 Allowance for loan losses to
   total loans.....................               0.67%            0.64%           0.59%            0.73%           0.83%
 Allowance for loan losses to
   non-performing assets...........             103.86%          241.10%         565.04%          132.63%         539.21%
 Non-performing loans to
   total loans ....................               0.43%            0.22%           --               0.55%           0.11%
 Non-performing assets to
   total assets....................               0.39%            0.19%           0.07%            0.36%           0.08%

--------------------------------

(1) Retroactively restated to reflect the effect of a 2% stock dividend effected in May, 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Details regarding the Company's financial performance are presented in the following discussion, which should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Report.



YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

  FINANCIAL CONDITION

    For the year ended December 31, 1995, the Company experienced growth in assets, loans and deposits. Total assets were $386,461,791, an increase of $121,847,894 or 46%, compared to $264,613,897 at fiscal year end 1994. The increase was recognized primarily in net loans which increased $52.2 million, or 28%, while investments increased by $23.2 million, or 46%. Total earning assets increased $108,169,636 for a total of $343,625,957 at December 31, 1995.

    Funding the increase in earning assets was a comparable increase in interest-bearing liabilities. Interest-bearing liabilities in the form of interest-bearing deposits and short-term borrowings increased 50% or $102,193,273 since December 31, 1994, while non-interest-bearing demand accounts increased $15.6 million.

  RESULTS OF OPERATIONS

    Interest income increased $9,969,243 or 65%, in 1995 compared to 1994 while average earning assets increased by 37%. Average yields on average earning assets were 8.64% for 1995 as compared to 7.57% in 1994. The increase in yield arises from the impact on market rates of Federal Reserve rate increases imposed during 1994 and into 1995 on the maturity, reinvesting and repricing characteristics of the Company's earning assets.

    Interest expense increased $5,449,604 or 86%, in 1995 as compared to 1994 while average interest-bearing liabilities increased 50%. The average rate paid on interest-bearing liabilities increased from 3.60% in 1994 to 4.49% in 1995, consistent with the change in yields on earning assets.

    Net interest income increased $4,519,639 or 50%, in 1995 as compared to 1994. The net interest margin increased to 4.64% in 1995 from 4.47% in 1994, due to the ability of the Company's interest sensitive assets to outpace the repricing of its interest sensitive liabilities in a rising market rate environment.

    Non-interest income for 1995, exclusive of gains on the sale of securities, increased $1,253,185 or 87%, as compared to 1994. The increase resulted primarily from the growth in deposit activity and the expansion of fee generating services.

    Total non-interest expense increased $3,885,981 or 43%, for 1995 compared to 1994, salaries and benefits expense representing the area of greatest change. Full-time equivalent employees increased from 161 at December 31, 1994 to 185 at December 31, 1995 in response to the Company's growth in assets, and the opening of a new branch office of First National Bank of Naples.
Meanwhile, average assets per full-time equivalent employees improved from $1,644,000 at December 31, 1994 to $2,089,000 at December 31, 1995, due
primarily to the growth of Cape Coral National Bank to $59.5 million in assets since its opening in December, 1994.

    The provision for possible loan losses for 1995 increased by $230,000 or 38% over that provided for in 1994. While management believes that the credit quality of the portfolio has not diminished, due to the increase in the Company's lending limits and the resultant increasing size of individual credits being extended, a proportionate increase in the allowance for loan losses is warranted.

  LOAN PORTFOLIO

    Management believes that general economic conditions in the Company's operating area, including the real estate market, continue to be healthy due to the growth in the area's population and demand for property and services. Accordingly, the demand for consumer and commercial loans continued in 1995 as net loans increased $52.2 million or 28% to $236,666,231 at December 31, 1995. At December 31, 1995, commercial loans represented 42% of total loans as compared to 37% in 1994, real estate loans decreased from 26% of total loans in 1994 to 24% of total loans in 1995, lines of credit decreased from 11% of total loans in 1994 to 10% of total loans in 1995, and installment loans represented 24% of total loans in 1995 compared to 26% of total loans in 1994. Commercial seasonal lending activity is focused on short-term working capital loans and commercial real estate term loans. The Company generally does not seek to purchase or participate in loans of other institutions due to the adequacy of demand in its operating area.


    Non-performing loans included non-accruing loans totalling $1,017,489 at December 31, 1995. Interest income on non-accrual loans is recognized on a cash basis. During 1995, the gross amount of interest income that would have been recorded on non-accrual loans at December 31, 1995, if all such loans had been accruing interest at the original contractual rate, was $74,538. Interest payments recorded in 1995 as interest income for all such non-performing loans was $49,591. There were no loans which would represent troubled debt restructurings at December 31, 1995.

  DEPOSITS

    Total deposits increased $123,585,379 or 61%, to $324,830,614 at December 31, 1995. The change was realized primarily in interest bearing deposits, which increased $108 million while non-interest bearing deposits increased $15.6 million. At December 31, 1995, time deposits represented 36% of total deposits as compared to 31% of total deposits in 1994. Other interest bearing deposits represented 50% of total deposits at December 31, 1995, down from 54% of total deposits in 1994.



YEAR ENDED DECEMBER 31, 1994 COMPARED TO YEAR ENDED DECEMBER 31, 1993

  FINANCIAL CONDITION

    For the year ended December 31, 1994, the Company experienced growth in assets, loans and deposits. Total assets were $264,613,897, an increase of $86,159,569, or 48%, compared to $178,454,328 at fiscal year end 1993. The increase was recognized primarily in net loans which increased $58.8 million, or 47%, while investments increased by $13.7 million, or 37%. Total earning assets increased $70,069,405 for a total of $235,456,321 at December 31, 1994.

    Funding the increase in earning assets was a comparable increase in interest-bearing liabilities. Interest-bearing liabilities in the form of interest-bearing deposits and short-term borrowings increased 42% or $60,799,769 since December 31, 1993, while non-interest-bearing demand accounts increased $10.2 million. The Company also raised $14.6 million in equity capital during 1994 through an offering of its common stock.

  RESULTS OF OPERATIONS

    Interest income increased $4,229,015, or 38%, in 1994 compared to 1993 while average earning assets increased by 37%. Average yields on average earning assets were 7.57% for 1994 as compared to 7.51% in 1993. While Federal Reserve rate increases impacted market rates during the year, the maturity, reinvesting and repricing characteristics of the Company's earning assets kept yields only marginally higher than in 1993.

    Interest expense increased $1,647,338, or 35%, in 1994 as compared to 1993 while average interest-bearing liabilities increased 33%. The average rate paid on interest-bearing liabilities increased from 3.53% in 1993 to 3.60% in 1994, consistent with the change in yields on earning assets.

    Net interest income increased $2,581,677, or 39%, in 1994 as compared to 1993. The net interest margin increased to 4.47% in 1994 from 4.38% in 1993, due to the ability of the Company's interest sensitive assets to outpace the repricing of its interest sensitive liabilities in a rising market rate environment.

    Non-interest income for 1994 increased $445,522, or 45%, as compared to 1993, after excluding gains recognized in 1993 on the sale of investment securities and loans of $300,774. The increase resulted primarily from the growth in deposit and fee generating activity.

    Total non-interest expense increased $3,075,772, or 51%, for 1994 compared to 1993. Salaries and benefits expense represented the area of greatest change. Full-time equivalent employees increased from 93 at December 31, 1993 to 161 at December 31, 1994 in response to the Company's growth in assets, and the opening of two new branch offices of First National Bank of Naples. In addition, non-interest expenses relating to the organization of Cape Coral National Bank, which commenced business on December 7, 1994, aggregated approximately $369,000 for the year.

    The provision for possible loan losses for 1994 increased by $365,000 over that provided for in 1993. While management believes that the credit quality of the portfolio has not diminished, due to the increase in the Company's lending limits and the resultant increasing size of individual credits being extended, a proportionate increase in the allowance for loan losses was warranted.

  LOAN PORTFOLIO

    The Company experienced significant demand for consumer and commercial loans continued in 1994 as net loans increased $58,778,235, or 47%, to $184,506,981 at December 31, 1994. At December 31, 1994, commercial loans represented 37% of total loans as compared to 36% in 1993, real estate loans increased from 24% of total loans in 1993 to 26% of total loans in 1994, lines of credit decreased from 13% of total loans in 1993 to 11% of total loans in 1994, and installment loans represented 26% of total loans in 1994 compared to 27% of total loans in 1993.

    Non-performing loans included two non-accruing loans totalling $414,571 at December 31, 1994. Interest income on non-accrual loans is recognized on a cash basis. During 1994, the gross amount of interest income that would have been recorded on non-accrual loans at December 31, 1994, if all such loans had been accruing interest at the original contractual rate, was $22,888. Interest payments recorded in 1993 as interest income for all such non-performing loans was $14,838. There were no loans which would represent troubled debt restructurings at December 31, 1994.

  DEPOSITS

    Total deposits increased $43,875,123, or 28%, to $201,245,235 at December 31, 1994. The change was realized primarily in interest bearing deposits, which increased $33.6 million while non-interest bearing deposits increased $10.2 million. At December 31, 1994, time deposits represented 31% of total deposits as compared to 42% of total deposits in 1993. The decrease in percentage from 1993 is due to consumer desire for liquid accounts. Other interest bearing deposits represented 54% of total deposits at December 31, 1994, up from 45% of total deposits in 1993.



CAPITAL RESOURCES AND LIQUIDITY

    Management of the Company has developed a strategic initiative which provides for the expansion of its banking operations into new markets, as well as continued expansion in its existing markets through additional branch openings. In this regard, certain initial outlays are required to fund the opening of each facility, including the investment in premises and equipment, staffing and promotional activities. While it is anticipated that interest income will increase commensurate with interest expense upon the attraction of deposits, non-interest expenses will generally be disproportionately higher until such time as the volume of deposits and associated net interest income is sufficient to cover these costs.

    Management's philosophy in each instance of expansion is to attract deposit relationships through the offering of competitive rates, terms and service convenience, including the promotion of higher than market rate long-term time deposits. As it is the Company's philosophy to consider the investment portfolio principally as a source of liquidity, deposit growth, except to the extent necessary to maintain such liquidity, is generally utilized to fund the higher yielding loan portfolio, particularly commercial and consumer lending. In addition, it is management's practice to maintain the Company's "well capitalized" status under regulatory guidelines and plans its expansion activities in order to continue to maintain this status.

    Consistent with the objective of operating a sound financial organization, the Company maintains high capital ratios. Regulatory agencies including the Office of the Comptroller of the Currency and the Federal Reserve Bank have approved guidelines for a risk-based capital framework that makes capital requirements more sensitive to the risks germane to each individual institution. The guidelines require that total capital of 8% be held against total risk-adjusted assets.

    At December 31, 1995, the Company's Tier 1 capital ratio was 11.31%, total risk-based capital ratio was 11.92% and the leverage ratio was 8.13%. These compare to 14.59%, 15.20% and 10.60%, respectively, at December 31, 1994. The decreases result from the impact of asset growth during the year.

    The Company's ability to satisfy demands for credit, deposit withdrawals and other corporate needs depends on its level of liquidity. The Company utilizes several means to manage its liquidity. Traditionally, increases in deposits are sufficient to provide adequate levels of liquidity; however, if needed, the Company has approved extensions of credit available from correspondent banks, sources for loan sales and primarily short-term investments that could be liquidated if necessary. While the Company has not had a need to utilize these sources of liquidity, it continues to maintain their availability on a contingent basis. Management is not aware of any known trends, demands, events, commitments or uncertainties that either will result or are reasonably likely to result in a material effect on the Company's liquidity, capital resources or operations and is not aware of any current recommendations by any regulatory authority which, if implemented, would have any such effect.

    During fiscal 1995, cash flow from operating activities was $4,031,695, compared to $918,774 in fiscal 1994, representing an increase of $3,112,921. The increase was due in part to increased net income of $1,056,212. Charges for depreciation and amortization increased $588,785, reflecting the impact of adding two banking facilities and the Company's operations facility since the third quarter of 1994. Cash flow was also provided from net increases in other non-cash charges and credits of $261,631 and a net decrease in other assets, liabilities and accruals of 1,206,293.

    Cash provided from financing activities for fiscal 1995 was $118.0 million, an increase of $32.4 million from 1994. Deposit growth in 1995 increased $79.7 million while other borrowings decreased $5.8 million, a reduction in volume of $33.0 million from 1994. Net proceeds from the issuance of common stock, principally to fund the Company's annual contribution to its KSOP, were $0.2 million in 1995. The Company raised $14.6 million in 1994 as a result of a public offering of its shares.

    Cash used in investing activities for fiscal 1995 was $80.1 million or a decrease of $1.5 million from 1994. This decrease is principally due to the increase in deposit growth in 1995 as discussed above, net of an increase in cash and cash equivalents of $41.9 million for the year. The decrease in cash used in investing activities consisted of a decrease in loan growth of $6.5 million, an increase in the net cash flows directed to investments of $8.6 million and a reduction in expenditures for premises and equipment of $3.6 million.

INTEREST SENSITIVITY

    The following is a combined maturity and repricing analysis of rate-sensitive assets and liabilities as of December 31, 1995.

                                                0 - 90       91-180     181-365       1 - 2        3 - 5          5 +
                                                 DAYS         DAYS        DAYS        YEARS        YEARS        YEARS       TOTAL
                                                 ----         ----        ----        -----        -----        -----       -----
 INTEREST-EARNING ASSETS:

    Federal Funds Sold . . . . . . . .      $  31,724    $       0  $        0    $       0    $       0      $     0    $ 31,724
    Investment Securities  . . . . . .          6,338        2,009       5,271       17,388       11,443       31,787      74,236
    Interest-Bearing Deposits  . . . .          1,000            0           0            0            0            0       1,000
    Loans  . . . . . . . . . . . . . .         35,377       23,715      41,463       34,286       54,047       49,621     238,509
                                            ---------    ---------  ----------    ---------    ---------      -------    --------

        Total Interest-Earning
          Assets . . . . . . . . . . .         74,439       25,724      46,734       51,674       65,490       81,408     345,469
                                            ---------    ---------  ----------    ---------    ---------      -------    --------


 INTEREST-BEARING LIABILITIES:

 Gold T-Bill NOW Accounts  . . . . . .         72,404            0           0            0            0            0      72,404
 Money Market Accounts . . . . . . . .          4,040            0           0            0            0       16,160      20,200
 Other NOW Accounts  . . . . . . . . .         43,265            0           0            0            0            0      43,265
 Savings Deposits  . . . . . . . . . .         25,309            0           0            0            0            0      25,309
 Time Deposits . . . . . . . . . . . .         37,509       35,914      26,812       16,749          490            0     117,474
 Other Borrowings  . . . . . . . . . .         23,277            0       5,000            0            0            0      28,277
                                            ---------    ---------  ----------    ---------    ---------      -------    --------
        Total Interest-Bearing
        Liabilities  . . . . . . . . .        205,804       35,914      31,812       16,749          490       16,160     306,929
                                            ---------    ---------  ----------    ---------    ---------      -------    -------

        Excess (Deficiency) of Rate
        Sensitive Assets Less Rate
        Sensitive Liabilities  . . . .      $(131,365)   $ (10,190) $   14,922    $  34,925    $  65,000      $65,248    $ 38,540
                                            =========    =========  ==========    =========    =========      =======    ========

        Excess (Deficiency) as a
        Percentage of Earning
        Assets . . . . . . . . . . . .         -38.03%       -2.95%       4.32%       10.11%       18.82%       18.89%      11.16%
                                            =========    =========  ==========    =========    =========      =======    ========

        Cumulative Excess
        (Deficiency) . . . . . . . . .      $(131,365)   $(141,555) $ (126,633)   $ (91,708)   $ (26,708)     $38,540
                                            =========    =========  ==========    =========    =========      =======

        Cumulative Excess (Deficiency)
        as a Percentage of Earning
        Assets . . . . . . . . . . . .         -38.03%      -40.97%     -36.66%      -26.55%       -7.73%       11.16%
                                            =========    =========  ==========    =========    =========      =======

       The objective of interest-sensitivity management is to minimize the risk associated with the effect of interest rate changes on net interest margins while maintaining net interest income at acceptable levels. Managing this risk involves monthly monitoring of the interest-sensitive assets relative to interest-sensitive liabilities over specific time intervals. All assets and liabilities are evaluated as maturing at the earlier of repricing date or contractual maturity date. While liabilities without specific terms such as NOW and savings accounts are generally considered core deposits for liquidity purposes, they are deemed to reprice immediately for purposes of interest rate sensitivity analysis. Other deposit instruments are evaluated based upon historical trend or rate index. Specifically, the rate paid on the Company's "Gold T-Bill" account is indexed to the 13 week Treasury auction and deemed to reprice immediately. Money Market rates are subjectively set by management. Management considers 20% of total money market accounts to have a one day maturity based upon historical volatility. At December 31, 1995, the Company had $147 million in interest-sensitive assets compared to $276 million in interest-sensitive liabilities (of which $141 million are considered core deposits) that will mature or reprice within a year.

       A negative gap position is indicative of a bank which has a greater amount of interest-sensitive liabilities repricing (or maturing) than it does interest-sensitive assets, in a given time interval. In this instance, the impact on net interest income would be positive in a declining rate environment and negative if rates were rising. Conversely, a positive gap position represents a greater amount of interest-sensitive assets repricing (or maturing). Thus, an increase in rates would positively impact net interest income as the yield on earning assets would increase prior to the increase in the cost of interest-bearing liabilities. The impact on net interest income described above is general, as other factors would additionally maximize or minimize the effect. For example, a change in the prime interest rate could effect an immediate change to rates on prime related assets, whereas a liability which reprices according to changes in Treasury rates might (1) lag in the timing of the change and (2) change rates in an amount less than the change in the prime interest rate.

       Management believes that the current and future balance sheet structure of interest-sensitive assets and liabilities does not represent a material risk to earnings or liquidity in the event of a change in market rates.



PENDING MERGER TRANSACTION

       In February, 1996, the Company entered into an Agreement and Plan of Merger with F.N.B. Corporation ("FNB"), Hermitage, Pennsylvania, which provides for the merger of the Company into FNB. Upon effectiveness of the merger, the Company's shareholders will become entitled to receive .78 shares of FNB common stock in exchange for each share of common stock of the Company then held by them. In connection with this agreement, the Company has granted FNB an option to purchase 727,163 shares of the Company's common stock for $15 per share, which becomes exercisable upon the occurrence of certain events, as defined.

       The merger agreement and the transactions contemplated in that agreement are subject to the approval of a majority of the outstanding shares of the Company (excluding those shares held by FNB and its affiliates), entitled to vote at a special meeting of shareholders, as well as the receipt of certain regulatory consents.

       The proposed merger is expected to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code and shall be treated as a pooling-of-interests for accounting purposes. At December 31, 1995, FNB has total assets of approximately $1.7 billion.



PROPOSED EXPENDITURES

       The Company holds 0.84 acres of land to serve as a branch site at Pelican Bay in Collier County, Florida. Expenditures necessary to convert the site to a branch bank are estimated to be approximately $1.5 million, which is scheduled for completion in 1997.



ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       See Index to Consolidated Financial Statements set forth on Page F-1 included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not Applicable

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS





                                                                                                     PAGE
Independent Auditors' Report .....................................................................    F-2

Consolidated Balance Sheets, December 31, 1995, 1994, 1993 .......................................    F-3

Consolidated Statements of Operations, Years Ended December 31, 1995, 1994, 1993 .................    F-4

Consolidated Statements of Stockholders' Equity, Years Ended December 31, 1995, 1994, 1993 .......    F-5

Consolidated Statements of Cash Flows, Years Ended December 31, 1995, 1994, 1993 .................  F-6-7

Notes to Consolidated Financial Statements, Years Ended December 31, 1995, 1994, 1993 ............ F-8-27

                      January 19, 1996, except for Note I,
                    as to which the date is February 2, 1996



Board of Directors and Stockholders
of Southwest Banks, Inc.
Naples, Florida



                         Independent Auditors' Report

        We have audited the accompanying consolidated balance sheets of Southwest Banks, Inc. and its subsidiaries, First National Bank of Naples and Cape Coral National Bank (collectively, the Company), as of December 31, 1995 and 1994 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Banks, Inc. and its subsidiaries as of December 31, 1995 and 1994 and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

        As discussed in Note A to the consolidated financial statements, the company changed its method of accounting for debt and equity securities effective January 1, 1994.

                                       HILL, BARTH & KING, INC.




                                       Certified Public Accountants
                                       Naples, Florida

                          CONSOLIDATED BALANCE SHEETS

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                           December 31, 1995 and 1994

                                                                    1995             1994
                                                               -------------    -------------
         ASSETS

Cash and due from banks                                        $  25,135,628    $  14,934,854
Federal funds sold                                                31,724,000                0
                                                               -------------    -------------
         TOTAL CASH AND CASH EQUIVALENTS                          56,859,628       14,934,854
                                                               -------------    -------------

Securities available for sale - NOTE B                            50,401,563       20,149,743
Securities held to maturity (fair value of
  $23,946,120 and $29,315,823, respectively) - NOTE B             23,834,164       30,799,597

Loans - NOTE C                                                   238,509,066      186,006,407
Less:
  Allowance for loan losses - NOTE C                              (1,585,285)      (1,182,157)
  Unearned income and deferred loan fees                            (257,550)        (317,269)
                                                               -------------    -------------
                                                   NET LOANS     236,666,231      184,506,981
                                                               -------------    -------------

Premises and equipment - NOTE D                                   14,413,940       10,951,413
Accrued interest receivable                                        2,594,888        1,664,948
Other assets                                                       1,691,377        1,606,361
                                                               -------------    -------------
                                                               $ 386,461,791    $ 264,613,897
                                                               =============    =============
        LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits - NOTE E                                              $ 324,830,614    $ 201,245,235
Federal funds purchased and securities
  sold under agreements to repurchase - NOTE F                    18,276,769       17,572,942
Other borrowings - NOTE F                                         10,000,000       16,500,000
Accrued interest payable                                           1,714,022          563,056
Accrued expenses and other liabilities                             1,307,593          881,702
                                                               -------------    -------------
                                           TOTAL LIABILITIES     356,128,998      236,762,935
                                                               -------------    -------------
Commitments and contingencies - NOTE H

Employee Stock Ownership Plan obligation - NOTE J                    388,890          140,652

Stockholders' Equity - NOTE L:

 Preferred stock, par value $.10 per share - 100,000
   shares authorized, -0- shares issued and outstanding                    0                0
 Common stock, par value $.10 per share - 25,000,000
   shares authorized, 3,654,089 and 3,560,556 shares
   issued and outstanding, respectively                              365,409          356,056
 Capital surplus                                                  28,322,888       27,193,122
 Retained earnings                                                 1,462,295          651,465
 Unrealized increase (decrease) in fair value on
   securities available for sale (net of applicable
   income taxes)                                                     182,201         (349,681)
 Employee Stock Ownership Plan obligation - NOTE J                  (388,890)        (140,652)
                                                               -------------    -------------
                                  TOTAL STOCKHOLDERS' EQUITY      29,943,903       27,710,310
                                                               -------------    -------------
                                                               $ 386,461,791    $ 264,613,897
                                                               =============    =============




          See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993

                                                               1995         1994          1993
                                                           -----------   -----------   -----------
INTEREST INCOME
 Interest and fees on loans                                $20,811,978   $12,704,458   $ 9,151,743
 Interest on federal funds sold                                834,820        94,456        88,920
 Interest on securities and other                            3,737,561     2,616,202     1,945,438
                                                           -----------   -----------   -----------
                      TOTAL INTEREST INCOME                 25,384,359    15,415,116    11,186,101
                                                           -----------   -----------   -----------
INTEREST EXPENSE
 Interest on deposits                                        9,652,475     5,436,108     4,524,257
 Interest on other borrowings                                2,103,576       870,339       134,852
                                                           -----------   -----------   -----------
                     TOTAL INTEREST EXPENSE                 11,756,051     6,306,447     4,659,109
                                                           -----------   -----------   -----------
                        NET INTEREST INCOME                 13,628,308     9,108,669     6,526,992
  Provision for loan losses                                    835,000       605,000       240,000
                                                           -----------   -----------   -----------
        NET INTEREST INCOME AFTER PROVISION
                            FOR LOAN LOSSES                 12,793,308     8,503,669     6,286,992
                                                           -----------   -----------   -----------
OTHER INCOME
 Service charges, commissions and fees                       2,681,594     1,440,689       995,167
  Net gain on sale of securities                                14,597         2,000       234,085
 Gain on sale of loans                                               0             0        66,689
 Gain on sale of assets                                         12,280             0             0
                                                           -----------   -----------   -----------
                         TOTAL OTHER INCOME                  2,708,471     1,442,689     1,295,941
                                                           -----------   -----------   -----------
                                                            15,501,779     9,946,358     7,582,933
                                                           -----------   -----------   -----------
OTHER EXPENSES
 Salaries and employee benefits - NOTE J                     6,716,083     4,813,925     3,006,030
 Net occupancy expenses for premises                         1,040,532       672,559       496,720
 Equipment rental, depreciation and
   maintenance                                               1,438,910       824,372       604,004
 General operating - NOTE O                                  3,744,279     2,742,967     1,871,297
                                                           -----------   -----------   -----------
                       TOTAL OTHER EXPENSES                 12,939,804     9,053,823     5,978,051
                                                           -----------   -----------   -----------
                 INCOME BEFORE INCOME TAXES                  2,561,975       892,535     1,604,882

INCOME TAXES - NOTE G                                          855,440       242,212       599,652
                                                           -----------   -----------   -----------
                                 NET INCOME                $ 1,706,535   $   650,323   $ 1,005,230
                                                           ===========   ===========   ===========
EARNINGS PER SHARE                                         $       .44   $       .19   $       .47
                                                           ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                          3,884,789     3,401,704     2,148,049
                                                           ===========   ===========   ===========






          See accompanying notes to consolidated financial statements

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES
                  Years ended December 31, 1995, 1994 and 1993

                                          COMMON        CAPITAL         RETAINED
                                          STOCK         SURPLUS         EARNINGS
                                         --------     -----------     -----------
Balance December 31,
 1992                                    $182,711     $10,806,396     $     5,702

Common stock issued,
  net of offering costs
  of $873                                  12,289         969,926               0

Stock dividend                              3,895         307,705        (312,000)

Net income                                      0               0       1,005,230
                                         --------     -----------     -----------
Balance December 31,
  1993                                    198,895      12,084,027         698,932

Common stock issued,
 net of offering costs
 of $442,992
                                          150,000      14,407,008               0
Common stock issued,
 pursuant to options
 exercised                                    208          13,770               0

Stock dividend                              6,953         688,317        (697,790)

Unrealized decrease in
 fair value on
 securities available                           0               0               0
 for sale

Obligation under ESOP
 Plan                                           0               0               0

Net income                                      0               0         650,323

Balance December 31,                     --------     -----------     -----------
  1994                                    356,056      27,193,122         651,465

Common stock issued,
 pursuant to options
 exercised                                    112           9,110               0

Common stock issued, to
 ESOP, net of offering
 costs of $6,233                            2,115         236,958               0

Stock dividend                              7,126         883,698        (895,705)

Unrealized increase in
 fair value on
 securities available
 for sale                                       0               0               0

Obligation under ESOP
 Plan                                           0               0               0

Net income                                      0               0       1,706,535
Balance December 31,                     --------     -----------     -----------
 l995                                    $365,409     $28,322,888     $l, 462,295
                                         ========     ===========     ===========

                                   UNREALIZED
                                    INCREASE
                                   (DECREASE)
                                    IN FAIR
                                    VALUE ON
                                   SECURITIES             OBLIGATION          TOTAL
                                   AVAILABLE                UNDER          STOCKHOLDERS'
                                    FOR SALE              ESOP PLAN           EQUITY
                                   ----------             ----------       ------------
Balance December 31,
 1992                               $        0               $    0        $ 10,994,809

Common stock issued,
net of offering costs
  of $873                                    0                    0             982,215

Stock dividend                               0                    0                (400)

Net income                                   0                    0           1,005,230
                                    ---------            ----------        ------------
Balance December 31,
  1993                                       0                    0          12,981,854

Common stock issued,
 net of offering costs
 of $442,992                                 0                    0          14,557,008

Common stock issued,
 pursuant to options
 exercised                                   0                    0              13,978

Stock dividend                               0                    0              (2,520)

Unrealized decrease in
 fair value on
 securities available
 for sale                             (349,681)                   0            (349,681)

Obligation under ESOP
 Plan                                        0             (140,652)           (140,652)

Net income                                   0                    0             650,323
                                    ---------            ----------        ------------
Balance December 31,
  1994                               (349,681)             (140,652)         27,710,310

Common stock issued,
 pursuant to options
 exercised                                  0                     0               9,222

Common stock issued, to
 ESOP, net of offering
 costs of $6,233                            0                     0             239,073

Stock dividend                              0                     0              (4,881)

Unrealized increase in
 fair value on
 securities available
 for sale                             531,882                     0             531,882

Obligation under ESOP
 Plan                                       0              (248,238)           (248,238)

Net income                                  0                     0           1,706,535
                                    ---------            ----------         -----------
Balance December 31,
 l995                               $ 182,201            $ (388,890)        $29,943,903
                                    =========            ==========         ===========





          See accompanying notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993

                                                                  1995            1994            1993
                                                              ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                  $  1,706,535    $    650,323    $  1,005,230
  Adjustments to reconcile net income to net
  cash provided by operating activities:
      Depreciation and amortization                              1,407,052         818,267         568,824
      Deferred income taxes                                        (76,557)       (347,257)        (16,382)
      Accretion of deferred loan fees and discounts               (444,370)       (230,178)       (332,698)
      Provision for loan losses                                    835,000         605,000         240,000
      Gain on sale of securities, net                              (14,597)         (2,000)       (234,085)
      Gain on sale of loans, net                                         0               0         (66,689)
      Gain on sale of assets                                       (12,280)              0               0
      (Increase) decrease in accrued interest
        receivable                                                (929,940)       (684,508)         12,813
      Increase in other assets                                     (16,005)       (136,872)       (407,132)
      Increase in accrued interest
       payable                                                   1,150,966         187,372           5,535
      Increase in accrued expenses
       and other liabilities                                       425,891          58,627         302,390
                                                              ------------    ------------    ------------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                 4,031,695         918,774       1,077,806
                                                              ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Loan participations purchased                                  (3,225,828)     (2,528,290)              0
 Proceeds from sales of loan participations                        448,845       4,316,951      10,057,677
 Net increase in loans                                         (49,862,196)    (60,941,718)    (41,502,941)
 Purchases of securities held to maturity                       (2,393,179)    (13,691,626)    (22,254,706)
 Proceeds from maturing of securities held to
   maturity and principal collections                            9,447,911       8,094,545      25,869,164
 Purchases of securities available for sale                    (55,765,656)    (11,847,420)              0
 Proceeds from maturing of securities available
   for sale and principal collections                           21,655,550       2,391,650               0
 Proceeds from sale of securities available
   for sale                                                      4,404,766       1,002,000               0
 Purchases of premises and equipment                            (4,849,754)     (8,445,041)       (885,970)
 Proceeds from maturing interest-earning
   deposits                                                              0               0       1,000,000
                                                              ------------    ------------    ------------
       NET CASH USED IN INVESTING ACTIVITIES                   (80,139,541)    (81,648,949)    (27,716,776)
                                                              ------------    ------------    ------------





          See accompanying notes to consolidated financial statements

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                  Years ended December 31, 1995, 1994 and 1993

                                                                    1995             1994                  1993
                                                               -------------    -------------         -------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                    $ 123,585,379    $  43,875,123         $  25,332,914
   Increase (decrease) in other borrowings                        (6,500,000)      19,795,000             3,000,000
   Net increase in securities sold under
     agreement to repurchase                                         703,827        7,374,339             1,718,593
   Proceeds from sale of common stock                                248,295       14,570,986               982,215
   Payment of dividends                                               (4,881)          (2,520)                 (400)
                                                               -------------    -------------         -------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                 118,032,620       85,612,928            31,033,322
                                                               -------------    -------------         -------------

                             NET INCREASE IN CASH
                             AND CASH EQUIVALENTS                 41,924,774        4,882,753             4,394,352

CASH AND CASH EQUIVALENTS
    Beginning of year                                             14,934,854       10,052,101             5,657,749
                                                               -------------    -------------         -------------
    End of year                                                $  56,859,628    $  14,934,854           $ 10052,101
                                                               =============    =============         =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:

      Interest                                                 $  10,605,085    $   6,129,951         $   4,653,574
                                                               =============    =============         =============
      Income taxes                                                   949,500    $     569,500         $     379,000
                                                               =============    =============         =============
    Noncash Transactions:

      Property acquired in repossessions and
        foreclosures                                           $     581,241    $      75,884         $     120,405
                                                               =============    =============         =============
      Unrealized increase (decrease) in fair
        value on securities available for sale                 $     852,786    $    (560,657)        $           0
                                                               =============    =============         =============





          See accompanying notes to consolidated financial statements

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Consolidation:
        The consolidated financial statements of Southwest Banks, Inc. (the Company) include the accounts of the Company and its wholly-owned subsidiaries, First National Bank of Naples and Cape Coral National Bank (the Banks). All significant intercompany balances and transactions have been eliminated.

Nature of Operations:
        The Banks operate under national bank charters and provide full banking services. As national banks, they are subject to regulation of the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation. The area served by the Banks is the Southwest region of Florida and services are provided at 6 branch offices.

Estimates:
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications:
        The consolidated financial statements for 1993 and 1994 have been reclassified to conform with the presentation for 1995. Such reclassifications had no effect on net results of operations.

Cash and Cash Equivalents:
        Cash, demand balances due from banks and federal funds sold are considered cash and cash equivalents for cash flow reporting purposes. Generally, federal funds are sold for one-day periods.

Investment Securities:
        Management determines the appropriate classification of securities at the time of purchase. These investments in securities are classified in two categories and accounted for as follows:

        On January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which requires that securities available for sale be carried at fair value, based upon market or broker quotations. Such appreciation or decline in value, net of deferred taxes, is reported in a separate component of stockholders' equity until realized. Deferred income taxes are provided on any unrealized appreciation or decline in value. There was no cumulative effect of this accounting change.

        Gains and losses on the sale of securities available for sale are determined using the specific identification method.

- Securities Held to Maturity:
        Securities held to maturity are carried at amortized cost. Premiums and discounts on debt securities held to maturity are amortized to expense and accrued to income over the life of the securities using the interest method. These securities are classified as held to maturity based on management's intent and the banks' ability to hold such securities to maturity.

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Interest Income on Loans:
        Interest on loans is credited to operations daily based upon the principal amount outstanding. Unearned income on loans is credited to operations based on the interest method. Wherever doubt exists as to the collectibility of loans, the loans are placed on nonaccrual status and interest income is recorded as payments are received.

Allowance for Loan Losses:
        The allowance for loan losses is established through a provision for loan losses charged to expense based on management's evaluation of the potential losses in its loan portfolio. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers, among other matters, historical loss experience, net realizable value of collateral, current economic conditions and trends, and such other factors as in management's judgment deserve recognition. Many of these factors involve a significant degree of estimation, are beyond management's control or are subject to changes which may be unforeseen. Although management believes the allowance is adequate to absorb losses on existing loans that may become uncollectible, the ultimate losses may vary significantly from the current estimates.

        In May 1993, the FASB issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." This statement generally requires all creditors to account for impaired loans, except those loans that are accounted for at fair value or at the lower of cost or fair value, at the present value of expected future cash flows discounted at the loan's effective interest rate. In October 1994, the FASB issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." This statement amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on an impaired loan. SFAS No. 118 does not change the provisions in SFAS No. 114 that requires a creditor to me&sure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the market price of the loan, or the fair value of the collateral if the loan is collateral dependent. The implementation of SFAS No. 114 and SFAS No. 118 during fiscal year 1995 did not have a material impact on the Company's consolidated financial position or results of operations.

Other Real Estate:
        Other real estate, acquired through partial or total satisfaction of loans, is carried at the lower of cost or fair market value. At the date of acquisition, losses are charged to the allowance for loan losses, and subsequent write downs are charged to expense in the period they are incurred.

Loan Origination Fees and Costs:
        Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield on the related loan.

Premises and Equipment:
        Premises and equipment are stated at cost less accumulated depreciation. Depreciation is computed on the straight-line method over the estimated useful lives of the depreciable assets.

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes:
        Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements. Deferred tax assets and liabilities are included in the consolidated financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled.

        The Company and the Banks file a consolidated tax return.

Fair Value of Financial Instruments:
        In December l99l, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 107, "Disclosures About Fair Value of Financial Instruments". SFAS No. 107 requires disclosure of the fair value of financial instruments, both assets and liabilities recognized and not recognized in the balance sheets, for which it is practical to estimate fair value. Management has adopted SFAS No. 107 during fiscal 1995 (see Note
N).

Earnings Per Share of Common Stock:
        Earnings per share are based on the weighted average number of shares outstanding during the year plus, where applicable, common stock equivalents attributable to stock options and warrants.

                                      F-l0

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE B - SECURITIES

        Investment securities shown in the consolidated balance sheets of the Company at December 31 were as follows:

                                                                     GROSS UNREALIZED
Available for sale securities:                    AMORTIZED    -------------------------      FAIR
     December 31, 1995:                             COST           GAINS        LOSSES        VALUE
                                                 -----------   -------------------------   -----------
     Mortgage-backed securities of
       U.S. Government agencies                  $17,673,278      $169,533    $        0   $17,842,811
     U.S. Treasury securities                      6,987,083        95,363         1,796     7,080,650
     Other U.S. Government agencies               20,643,832        78,628        13,375    20,709,085
     Other securities                              4,133,091         6,600        42,824     4,096,867
     Federal Reserve Bank Stock                      672,150             0             0       672,150
                                                 -----------      --------    ----------   -----------
     Total                                       $50,109,434      $350,124    $   57,995   $50,401,563
                                                 ===========      ========    ==========   ===========
     December 31, 1994:
     Mortgage-backed securities of
       U.S. Government agencies                  $   216,111      $      0    $   13,701   $   202,410
     U.S. Treasury securities                      7,991,889             0       109,239     7,882,650
     Other U.S. Government agencies                7,971,024             0       344,646     7,626,378
     Other securities                              3,919,176             0        93,071     3,826,105
     Federal Reserve Bank Stock                      612,200             0             0       612,200
                                                 -----------      --------    ----------   -----------
     Total                                       $20,710,400      $      0    $  560,657   $20,149,743
                                                 ===========      ========    ==========   ===========

Held to maturity securities:
     December 31, 1995:
     Mortgage-backed securities of
       U.S. Government agencies                  $ 1,671,403      $ 23,439    $        0   $ 1,694,842
     U.S. Treasury securities                      5,266,147         9,123        17,020     5,258,250
     Other U.S. Government agencies                9,957,047        98,387        20,174    10,035,260
     State and political
       subdivisions                                6,939,567        56,184        37,983     6,957,768
                                                 -----------      --------    ----------   -----------
     Total                                       $23,834,164      $187,133    $   75,177   $23,946,120
                                                 ===========      ========    ==========   ===========
     December 31, 1994:
     Mortgage-backed securities of
       U.S. Government agencies                  $ 1,823,382      $  2,662    $   82,964   $ 1,743,080
     U.S. Treasury securities                      9,310,991             0       223,541     9,087,450
     Other U.S. Government agencies               12,980,221             0       514,072    12,466,149
     State and political
       subdivisions                                6,685,003         1,381       667,240     6,019,144
                                                 -----------      --------    ----------   -----------
     Total                                       $30,799,597      $  4,043    $1,487,817   $29,315,823
                                                 ===========      ========    ==========   ===========

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE B - SECURITIES (CONTINUED)

        Gross gains realized from the sale of investments during the year ended December 31, 1995 were $14,597, $2,000 for 1994 and $234,085 for 1993. The applicable equivalent income tax on these net gains was $5,493 for 1995, $753 for 1994 and $88,086 for 1993.

        Actual maturities of securities held to maturity and available for sale may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. As of December 31, 1995, the amortized cost and fair value of investment securities, by contractual maturities, were as follows:

                                   HELD TO MATURITY         AVAILABLE FOR SALE
                              -------------------------   -------------------------
                                AMORTIZED      FAIR        AMORTIZED       FAIR
                                  COST         VALUE          COST         VALUE
                              -----------   -----------   -----------   -----------
Due in one year or less       $ 8,340,733   $ 8,355,474   $ 5,003,121   $ 5,009,860
Due from one to
  five years                    7,646,099     7,635,957    19,344,751    19,537,159
Due from five to
  ten years                     7,847,332     7,954,689    14,997,396    15,083,530
Due after ten years                     0             0     5,958,925     6,001,997
                              -----------   -----------   -----------   -----------
                               23,834,164    23,946,120    45,304,193    45,632,546
Other securities                        0             0     4,133,091     4,096,867

Federal Reserve Bank                    0             0       672,150       672,150
                              -----------   -----------   -----------   -----------
Total                         $23,834,164   $23,946,120   $50,109,434   $50,401,563
                              ===========   ===========   ===========   ===========

        Securities with an amortized cost and fair value of $10,105,566 and $10,160,427, respectively, at December 31, 1995, were pledged to secure public deposits. Securities with an amortized cost and fair value of $40,095,418 and $40,830,120, respectively, at December 31, 1995, were pledged as collateral for other borrowings (see Note F).

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE C - LOANS

     The composition of loans at December 31, 1995 and 1994 is as follows:

                               1995              1994
                           ------------     ------------
         Commercial        $100,529,085     $ 69,099,015
         Real estate         57,340,573       47,484,132
         Lines of credit     24,072,934       20,734,649
         Installment         56,566,474       48,688,611
                           ------------     ------------
         Total             $238,509,066     $186,006,407
                           ============     ============

        The majority of the Company's lending activities are conducted principally with customers located in the Southwest Florida region. Commercial loans are primarily extended to small and mid-sized corporate borrowers in service and manufacturing related industries.

        At December 31, 1995, the Company's commercial and lines of credit loan portfolios, aggregating approximately $124,602,000 were secured as follows:
$94,282,067 by real estate; $1,853,464 by deposit accounts; $12,590,361 by furniture, equipment and other plant assets; $3,383,922 by assignments, letters of credit and repurchase agreements; $2,804,975 by boats, mobile homes, aircrafts and automobiles; $5,707,029 by marketable securities; and $3,980,182 was unsecured.

        Nonperforming loans have not been separately classified because such loans are not material compared to total loans and nonaccrued interest is not material in relation to net income.

        The activity in the allowance for loan losses for each of the three years in the period ended December 31, 1995 is as follows:

                                     1995           1994           1993
                                 -----------    -----------    -----------
        Balance at beginning
          of year                $ 1,182,157    $   742,489    $   691,436
        Provision charged to
          operations                 835,000        605,000        240,000
        Charge-offs                 (528,185)      (257,982)      (204,126)
        Recoveries                    96,313         92,650         15,179
                                 -----------    -----------    -----------
        Balance at end of year   $ 1,585,285    $ 1,182,157    $   742,489
                                 ===========    ===========    ===========


                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE D - PREMISES AND EQUIPMENT

        Premises and equipment at December 31, 1995 and 1994 consist of the following:

                                                1995          1994
                                            -----------   -----------
        Land and land improvements          $ 4,087,745   $ 3,145,304
        Building                              6,101,053     4,100,505
        Motor vehicles                           40,193        68,012
        Leasehold improvements                1,012,846       994,810
        Furniture, fixtures and equipment     3,514,861     2,564,592
        EDP equipment and software            2,484,350     1,958,960
        Construction in progress                467,814       355,542
                                            -----------   -----------
                                             17,708,862    13,187,725
        Less accumulated depreciation         3,294,922     2,236,312
                                            -----------   -----------
        Total                               $14,413,940   $10,951,413
                                            ===========   ===========


        Depreciation expense was $1,378,233, $803,292 and $540,132 for the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE E - DEPOSITS

        Deposits at December 31, 1995 and 1994 are comprised of the following:

                                                      1995            1994
                                                   ------------   ------------
        Interest-bearing:
        Money market                               $ 20,199,150   $ 14,805,783
        Negotiable order of withdrawal accounts     115,669,393     75,676,368
        Savings                                      25,309,178     18,581,816
        Certificates of deposit:
          Less than $100,000                         87,723,807     42,461,318
          $100,000 or more                           29,750,411     19,137,209
                                                   ------------   ------------
                                                    278,651,939    170,662,494
        Demand (non-interest-bearing)                46,178,675     30,582,741
                                                   ------------   ------------
        Total                                      $324,830,614   $201,245,235
                                                   ============   ============

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE E - DEPOSITS (CONTINUED)

        The maturities on certificates of deposit of $100,000 or more as of December 31, 1995 are as follows:

          Three months or less                         $ 6,874,462
          Over three months to six months                7,754,577
          Over six months to twelve months              13,343,280
          Over twelve months                             1,778,092
                                                       -----------
          Total                                        $29,750,411
                                                       ===========

        Included in interest expense is $1,323,125, $913,358 and $734,465 for 1995, 1994 and 1993, respectively, which relates to interest on certificates of deposit greater than $100,000.

NOTE F - SECURITIES SOLD UNDER AGREEMENT TO REPURCHASE AND OTHER BORROWINGS

        The securities sold under agreement to repurchase (the repurchase agreement) represent investment securities with a book value of $37,259,101, at December 31, 1995. The repurchase agreement has been accounted for as a financing and the obligation to repurchase the securities sold is reflected as a liability in the consolidated balance sheets. The repurchase agreements were transacted with various Bank customers and the securities underlying the agreement, with a market value of $37,347,128, were retained in the custodial account of the Banks. Interest is payable monthly at varying rates (average rate of 4.78% at December 31, 1995) tied to the daily Federal Funds or the 13-week U.S. Treasury Bill rates. These agreements immediately terminate upon written notice by either party. Securities sold under agreement to repurchase averaged $25,336,826 and $10,771,829 during 1995 and 1994, respectively, and the weighted average interest was 5.42% and 4.90% during 1995 and 1994, respectively. The maximum amount outstanding at any month end under such agreement during 1995 and 1994 was $30,486,820 and $15,908,712, respectively.

        The other borrowings consist of adjustable rate loans from the Federal Home Loan Bank with interest rates ranging from 5.79% to 5.84% at December 31, 1995. The loans are collateralized by mortgage loans held in the Bank's portfolio. Below is a schedule of maturities on other borrowings for years following December 31, 1995:

         1996                                              $10,000,000
                                                           ===========

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE G - INCOME TAXES

     The provision for income taxes (credit) is comprised of the following:

         Year Ended December 31:            1995         1994        1993
                                         ---------    ---------    ---------
        Federal:

          Current                        $ 874,840    $ 553,817    $ 583,575
          Deferred                         (79,111)    (320,912)     (14,828)
                                         ---------    ---------    ---------
                                           795,729      232,905      568,747
                                         ---------    ---------    ---------
        State:
          Current                           57,157       35,652       32,459
          Deferred                           2,554      (26,345)      (1,554)
                                         ---------    ---------    ---------
                                            59,711        9,307       30,905
                                         ---------    ---------    ---------
        Total taxes                      $ 855,440    $ 242,212    $ 599,652
                                         =========    =========    =========

        Following is a reconciliation between tax expense using federal statutory rates and actual taxes:

                                         1995                    1994                1993
                                 -------------------   --------------------   ------------------
Federal statutory tax            $ 896,691      35.0%  $ 312,387       35.0%  $ 561,709     35.0%
Tax exempt income                  (83,978)     (3.3)    (73,647)      (8.3)
State taxes net of federal
  benefit                           39,409       1.6       6,143         .7      20,397      1.3
Other                                3,318        .1      (2,671)       (.3)     17,546      1.1
                                 ---------      ----   ---------       ----   ---------     ----
Actual taxes                     $ 855,440      33.4%  $ 242,212        2.1%  $ 599,652     37.4%
                                 =========      ====   =========       ====   =========     ====


        The significant temporary differences that give rise to deferred tax assets and deferred tax liabilities which are included in other assets are as follows at December 31:


                                                             1995          1994
                                                           ---------    ---------
        Deferred tax assets:
          Allowance for loan losses                        $ 445,096    $ 351,741
              Deferred loan origination fees and costs        90,839      111,902
              Other deductions deferred for income taxes     112,866      138,250
                                                           ---------    ---------
                Total gross deferred tax assets              648,801      601,893

          Deferred tax liabilities:
              Depreciation                                   (33,211)     (62,860)
                                                           ---------    ---------
                Net deferred tax assets                    $ 615,590    $ 539,033
                                                           =========    =========

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE H - COMMITMENTS AND CONTINGENCIES

        The Company and the Banks have entered into operating lease agreements for a commercial building expiring in 1999 and land underlying its operations center with two partnerships in which three of the directors of the Company are partners. Rent expense was $304,609 for 1995, $225,391 for 1994 and $195,192
for 1993.

        Future minimum rental commitments as of December 31, 1995 are as follows:

             Year ending -
               December 31, 1996               $  280,901
               December 31, 1997                  280,901
               December 31, 1998                  280,901
               December 31, 1999                  199,058
               December 31, 2000                   84,478
             Thereafter                         5,468,340
                                               ----------
             Total minimum payments required   $6,594,579
                                               ==========

        The Company and the Banks have entered into employment agreements expiring in 1999 with seven senior officers providing for annual compensation aggregating approximately $701,500.

        The Federal Reserve Bank requires banks to maintain certain average reserve balances in the form of vault cash or funds on deposit with the Federal Reserve Bank. At December 31, 1995, the Bank had on deposit approximately $5,643,255 at the Federal Reserve Bank to satisfy its required average reserve balance.

NOTE I - SUBSEQUENT EVENT

        On February 2, 1996, the company entered into an Agreement and Plan of Merger (Agreement) with FNB Corporation (FNB). The Agreement calls for each outstanding share of the Company's common stock to be converted into and exchanged for 0.78 shares of FNB common stock, subject to possible adjustment in certain circumstances as described in the Agreement. Each outstanding stock option or stock purchase warrant granted by the Company will be converted into an option or warrant to purchase shares of FNB common stock, adjusting the number of shares subject to such option or warrant and the exercise price thereof based on the exchange ratio. The consummation of this transaction is subject to approval by the stockholders of the Company, securities law clearances and regulatory approvals. The merger is anticipated to be accounted for as a pooling of interests. The Company anticipates closing on the merger to take place in early 1997.

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE J - RETIREMENT PLAN

        The Company maintains a Salary Savings ESOP Plan (the Plan) to which eligible employees may contribute from 1% to 13.5% of their pay. The Company contributes to the Plan 50% of an eligible employee's deferral on the first 6% that the eligible employee defers, and may make discretionary contributions in excess of that amount based on the Company's profitability and approval of the board of directors. Employees are generally eligible to participate who have completed at least one year of service and have attained age 21. Employee contributions are 100% vested as amounts are credited to the employee's account. Company contributions become 20% vested when an employee has completed two years of service, and vest at a rate of 20% per year thereafter, fully vesting when an employee has completed six years of service. The Company made contributions to the Plan of $298,335 in 1995, $188,777 in 1994 and $133,548 in 1993.

        The company is required, under federal income tax regulations, to grant a put option to each ESOP participant who may receive a distribution of common stock from the ESOP if the stock is not readily tradeable by the distributee on an established market. The put option is a right to demand that the sponsor redeem shares of employer stock held by the participant for which there is no market for an established cash price.

        At December 31, 1995, the ESOP plan held 33,182 shares of Company common stock.

NOTE K - RELATED PARTY TRANSACTIONS

        The Banks have granted loans to executive officers and directors of the Banks and the Company and to associates of such executive officers and directors. Such loans were made in the ordinary course of business under normal credit terms and do not represent more than the normal risk of collection. The activity for these loans for 1995 is as follows:

         Total loans at December 31, 1994                       $ 5,642,982
         New loans                                                  279,905
         Repayments                                              (1,667.030)
                                                                -----------
         Total loans at December 31, 1995                       $ 4,255,857
                                                                ===========

        The Banks also have accepted deposits from employees, officers and directors of the Banks and the Company and from associates of such officers and directors. The deposits were accepted on substantially the same terms as those of other depositors. Such deposits amounted to approximately $3,294,000 and $2,126,000 at December 31, 1995 and 1994, respectively.

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

        The banks have entered into a correspondent relationship to purchase loan participations from and sell loan participations to another bank located in the state of Pennsylvania (the Pennsylvania Bank). The Chairman of the Board of the Pennsylvania Bank is a stockholder and member of the board of directors of the Company. In addition, the Pennsylvania Bank holds 172,621 shares of common stock of the Company. The Banks purchased $2,000,000, $147,500 and $-0-in loan participations from the Pennsylvania Bank during the years ended December 31, 1995, 1994 and 1993, respectively, and the Banks sold $-0-, $1,750,000 and $10,057,677 in loan participations to the Pennsylvania Bank during the years ended December 31, 1995, 1994 and 1993, respectively. All purchases and sales of loan participations were at the market value of the loans at date of sale and were without recourse. At December 31, 1995, the unpaid balances of the loan participations purchased and sold were approximately $1,927,467 and $14,391,377, respectively.

NOTE L - STOCKHOLDERS' EQUITY

        The Company granted a 2% stock dividend in May 1995.

        The Company has adopted an incentive stock option plan for certain of its employees and has authorized and reserved 527,340 shares of common stock for issuance under this plan. Transactions related to this stock option plan are as follows:

                                                       OPTIONS    OPTION PRICE
                                                     OUTSTANDING    PER SHARE
                                                     -----------  ------------

Balance December 31, 1992                              158,119    $5.65-$7.54
Granted                                                198,715    $7.54-$9.61
                                                       -------
Balance December 31, 1993                              356,834    $5.65-$9.61
Granted                                                 80,274    $9.61-$12.00
Exercised                                               (2,121)   $6.60
Forfeited                                               (8,387)   $7.54
                                                       -------

Balance December 31, 1994                              426,600    $5.65-$12.01
Granted                                                 30,920    $12.01-$14.00
Exercised                                               (1,142)   $7.54-$12.01
Forfeited                                               (3,448)   $12.01
                                                       -------

Balance December 31, 1995                              452,930
                                                       =======

        At December 31, 1995, options for 168,423 shares were exercisable at an average price per share of $7.96.

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE L - STOCXHOLDERS' EQUITY (CONTINUED)

        In connection with its initial offering of common stock, the Company granted to certain organizers of the Company warrants to purchase one share of common stock (at an exercise price of $5.65 per share) for each four shares purchased by such organizers in this offering. Such warrants became exercisable two years after the Banks commenced operations with an exercise period of ten years thereafter. The Company has reserved 123,854 shares of common stock for issuance in connection with these warrants.

        Under risk-based capital guidelines issued by the Federal Reserve Bank and the OCC, total capital is defined as core (tier-one) capital and supplementary (tier-two) capital. The Company's tier-one capital consists primarily of stockholders' equity while tier-two capital consists of a portion of the allowance for loan losses. The definition of assets includes items on and off the balance sheet with each item being assigned a "risk-weight" for determination of total assets.

        The guidelines require that total capital of 8% be held against total risk-adjusted assets, at least of which 4% must be tier-one capital. In addition, a minimum leverage ratio of 4% tier-one capital to total assets is required. The following schedule presents the Bank's regulatory capital ratios as of December 31:

                                           1995
                                       ------------
Tier I capital:
 Stockholders' equity                  $ 29,762,000
Tier II capital:
 Allowable allowance for loan losses      1,585,000
                                       ------------
Total Tier II capital                  $ 31,347,000
                                       ============

Risk weighted assets                   $263,040,000
                                       ============

Risk based capital ratios:
 Tier I                                       11.31%
 Total risk based (Tier II)                   11.92%
 Leverage                                      8.13%

        The earnings per share of common stock for 1994, 1993 and 1992 have been retroactively adjusted to reflect the effect of a 2% stock dividend issued in May 1995.

        The approval of the Comptroller of the Currency is required for national banks to pay dividends in excess of earnings retained in the current year plus retained net profits for the preceding two years. As of December 31, 1995, approximately $3,700,146 of undistributed earnings was available for distribution to the Company as dividends without prior regulatory approval.

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE M - OFF-BALANCE SHEET RISK

        In the normal course of business, the Banks utilize various financial instruments with off-balance sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The credit risks associated with financial instruments are generally managed in conjunction with the Banks' balance sheet activities and are subject to normal credit policies, financial controls and risk limiting and monitoring procedures.

        Credit losses are incurred when one of the parties fails to perform in accordance with the terms of the contract. The Banks' exposure to off-balance sheet credit risk is represented by the contractual amount of the commitments to extend credit and standby letters of credit. At December 31, 1995 and 1994, the Banks had commitments of approximately $43,040,000 and $24,202,000 for undisbursed portions of loans in process and unused portions of lines of credit. Commitments under standby letters of credit aggregated approximately $2,150,000 and $1,504,000 at December 31, 1995 and 1994, respectively.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Banks upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include compensating balances, accounts receivable, inventory, property, plant and equipment and income-producing commercial properties.

        Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Most guarantees expire within one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Collateral supporting these commitments for which collateral is deemed necessary is maintained by the Banks.

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS

        SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires that the company disclose estimated fair values for its financial instruments. The market value of securities, as presented in Note D, are based primarily upon quoted market prices. For substantially all other financial instruments, the fair values are management's estimates of the values at which the instruments could be exchanged in a transaction between willing parties. In accordance with SFAS No. 107, the fair values are based on estimates using present value and other valuation techniques in instances where quoted prices are not available. These techniques are significantly affected by the assumptions used, including discount rates and estimates cannot be substantiated by comparison to independent markets and, further, may not be realizable in an immediate settlement of the instruments. SFAS No. 107 also excludes certain items from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent, and should not be construed to represent, the underlying value of the company.

        The following table presents the estimates of fair value of financial instruments as of December 31, 1995:

                                    CARRYING        FAIR
                                     AMOUNT         VALUE
                                  ------------   ------------
Financial assets:
  Cash and cash equivalents       $ 56,859,628   $ 56,859,628
  Securities available for sale     50,401,563     50,401,563
  Securities held to maturity       23,834,164     23,946,120
  Net loans                        236,666,231    240,626,038

Financial liabilities:
  Deposits                         324,830,614    325,507,100
  Short-term borrowings             28,276,769     28,276,769

Off-Balance Sheet Credit Risk:
  Commitments to extend credit      43,040,000     43,040,000
  Standby letters of credit          2,150,000      2,150,000

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        Cash and short-term investments: For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

        Securities: For both securities available for sale and investment securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

        Loans: The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

        Deposits: The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity deposits is estimated by discounting future cash flows using rates currently offered for deposits of similar remaining maturities. The fair value estimates do not include the benefits that result from low-cost funding provided by the deposit liabilities compared to the cost of alternate sources of funds.

        Short-term borrowings: The carrying amounts for short-term borrowings approximate fair value for amounts that mature in 90 days or less. The fair value of subordinated notes is estimated by discounting future cash flows using rates currently offered.

        Off-balance sheet credit risk: The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the customer. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties at the reporting date.

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE N - FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)

        The fair value estimates are presented for on-balance sheet financial instruments without attempting to estimate the value of the bank's long-term relationships with depositors and the benefit that results from low-cost funding provided by deposit liabilities. In addition, significant assets which are not considered financial instruments and are, therefore, not a part of the fair value estimates include office properties and equipment.

NOTE O - GENERAL OPERATING EXPENSES

        The following amounts comprise general operating expenses for the years ended December 31:

                              1995         1994         1993
                          ----------   ----------   ----------
Stationery and supplies   $  518,420   $  391,148   $  225,204
Telephone                    180,274      136,053       78,874
Professional fees            734,462      431,320      398,371
Media costs and public
  relations                  685,983      446,511      271,532
Professional dues             70,466       47,613       35,200
Insurance                    358,159      427,868      333,238
Amortization of
  organization costs           7,546       14,975       28,692
Automobile                    48,663       51,629       39,974
Other                      1,140,306      795,850      460,212
                          ----------   ----------   ----------
Total                     $3.744,279   $2,742.967   $1,871,297
                          ==========   ==========   ==========

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE P - CONDENSED FINANCIAL INFORMATION

        The condensed financial information of Southwest Banks, Inc. (parent company only) as of December 31, 1995 and 1994 and for each of the three years in the period ended December 31, 1995, is as follows:

     BALANCE SHEETS

                                                                                    DECEMBER 31
                                                                           ----------------------------
                                                                                1995            1994
                                                                           ------------    ------------
         Assets:
           Investment in and indebtedness of
             subsidiaries, at equity                                       $ 29,357,744    $ 26,922,383
           Securities available for sale                                        205,000               0
           Premises and equipment                                               553,049         793,895
           Other assets                                                         397.394         244,005
                                                                           ------------    ------------
                                                                           $ 30,513,187    $ 27,960,283
                                                                           ============    ============

         Liabilities:
           Accrued expenses and other liabilities                          $    180,394    $    109,321
           Employee Stock Ownership Plan obligation                             388,890         140,652


         Stockholders' equity:
           Preferred stock                                                            0               0
           Common stock                                                         365,409         356,056
           Capital surplus                                                   28,322,888      27,193,122
           Retained earnings                                                  1,462,295         651,465
           Unrealized increase (decrease) in fair value
             on securities available for sale (net of
             applicable income taxes)                                           182,201        (349,681)

           Employee Stock Ownership Plan obligation                            (388,890)       (140,652)
                                                                          -------------    ------------
                                   TOTAL STOCKHOLDERS' EQUITY                29,943,903      27,710.310
                                                                          --------------   ------------

                                                                           $ 30,513,187    $ 27,960,283
                                                                           =============   ============

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE P - CONDENSED FINANCIAL INFORMATION (CONTINUED)

    STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  1995          1994          1993
                                                              -----------   -----------   ------------
Income:
Interest on indebtedness of First
  National Bank of Naples                                     $   105,371   $   237,188    $    22,245
Management and other fees
  from subsidiaries                                             2,038,689       939,938        440,000
Interest on investment securities
  and other                                                         3,959           372              0
                                                              -----------   -----------    -----------
                                               TOTAL INCOME     2,148,019     1,177,498        462,245
                                                              -----------   -----------    -----------
Expenses:
  Salaries and employee benefits                                1,549,231       930,931        172,375
  Equipment rental, depreciation and maintenance                  239,824       206,269        192,070
  General operating                                               358,964       156,773        169,886
                                                              -----------   -----------    -----------
                                             TOTAL EXPENSES     2,148,019     1.293,973        534,331
                      LOSS FROM OPERATIONS BEFORE EQUITY IN   -----------   -----------    -----------
                                UNDISTRIBUTED NET INCOME OF
                                               SUBSIDIARIES             0      (116,475)       (72,086)

Equity in undistributed earnings of
  subsidiaries                                                  1,706,535       722,968      1,050,190
                                                              -----------   -----------    -----------
                                 INCOME BEFORE INCOME TAXES     1,706,535       606,493        978,104

Income tax credit                                                       0        43,830         27,126
                                                              -----------   -----------    -----------

                                                 NET INCOME     1,706,535       650,323      1,005,230

Retained earnings:
  Beginning of year                                               651,465       698,932          5,702
                                                              -----------   -----------    -----------
                                                                2,358,000     1,349,255      1,010,932
  Stock dividend declared                                         895,705       697,790        312,000
                                                              -----------   -----------    -----------
  End of year                                                 $ 1,462,295   $   651,465    $   698.932
                                                              ===========   ===========    ===========

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                        December 31, 1995, 1994 and 1993

NOTE P - CONDENSED FINANCIAL INFORMATION (CONTINUED)

    STATEMENTS OF CASH FLOWS

                                                      YEARS ENDED DECEMBER 31,
                                            --------------------------------------------
                                                 1995            1994            1993
                                            ------------    ------------    ------------
 Cash flows from operating activities:
    Net income                              $  1,706,535    $    650,323    $  1,005,230
    Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation of premises and
        equipment                                139,331          98,991         125,972
      (Increase) decrease in other assets       (153,389)        239,420         (76,673)
      Increase in accrued expenses
        and other liabilities                    319,311           7,595         231,544
      Equity in undistributed earnings
        of subsidiary banks                   (1,706.535)       (722,968)     (1,050,190)
                                            ------------    ------------    ------------
                     NET CASH PROVIDED BY
                     OPERATING ACTIVITIES        305,253         273.361         235,883
                                            ------------    ------------    ------------

  Cash flows from investing activities:
    Investment in subsidiary banks               (55,182)    (14,158,497)     (1,108,520)
    Purchases of premises and equipment         (493,485)       (683.330)       (109,178)
                                            ------------    ------------    ------------
    NET CASH USED IN INVESTING ACTIVITIES       (548.667)    (14,841,827)     (1,217,698)
                                            ------------    ------------    ------------

  Cash flows from financing activities:
    Proceeds from sale of common stock           248,295      14,570,986         982,215
    Payment of dividends                          (4.881)         (2,520)           (400)
                                            ------------    ------------    ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES        243,414      14.568,466         981,815
                                            ------------    ------------    ------------

    INCREASE IN CASH AND CASH EQUIVALENTS              0               0               0

  Cash and cash equivalents:
    Beginning of year                                  0               0               0
                                            ------------    ------------     -----------
    End of year                             $          0    $          0     $         0
                                            ============    ============     ===========

                                    PART III


       The information required by Part III of Form 10-K is, pursuant to General Instruction (G) (3) of Form 10-K, incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14A relating to the Company's annual meeting of shareholders to be held in April 1996 (The "Proxy Statement"). The Company, will, within 120 days of the end of its fiscal year, file with the Securities and Exchange Commission a definitive proxy statement pursuant to Regulation 14A.



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required by this item is set forth in the Proxy Statement under the headings, "Election of Directors" and "Compliance with
Section 16 of the Securities Exchange Act of 1934," which information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

       The information required by this item is set forth in the Proxy Statement under the headings, "Executive Compensation" and "Compensation Committee Report on Executive Compensation," which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this item is set forth in the Proxy Statement under the headings, "Security Ownership of Certain Beneficial Owners and Management" and "Ownership of Equity Securities as of March 15, 1996," which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this item is set forth in the Proxy Statement under the heading, "Certain Transactions," which information is incorporated herein by reference.





                                      III-1

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

       (a)     Exhibits

       The following exhibits are filed with or incorporated by reference into this report. The exhibits which are denominated by an asterisk (*) were previously filed as a part of, are hereby incorporated by reference from, (i) a Registration Statement on Form S-18 under the Securities Act of 1933 for the Registrant, Registration No. 33-26257-A ("S-18"), (ii) the Annual Reports on Form 10-K for the years ended December 31, 1994, 1993, 1992, 1991, 1990 and 1989, (iii) a Registration Statement on Form S-1 under the Securities Act of 1933 for the Registrant, Registration No. 33- 45343 ("S-1"), (iv) a Registration Statement on Form S-2 under the Securities Act of 1933 for the Registrant, Registration No. 33-73912 ("S-2"), (v) the Quarterly Reports on Form 10-Q for the quarters ended June 30, 1991, June 30, 1994 and September 30, 1994, or (vi) the Current Report on Form 8-K dated February 2, 1996 ("2/96 8-K").

Exhibit No.      Description of Exhibit
-----------      ----------------------
* 3.1            - Articles of Incorporation dated November 15, 1988  (S-18,
                 Exh. 3.1)

* 3.1.2 - Articles of Amendment dated December 14, 1988 (filed December 19, 1988 (S-18, Exh. 3.2)

* 3.1.3          - Articles of Amendment filed April 30, 1991 (6/30/91 10-Q,
                 Exh. 3.1)

* 3.2            - By-Laws adopted November 28, 1988 (S-18, Exh. 3.3)

* 3.4            - Amendment to By-Laws dated December 21, 1992 (1992 10-K,
                 Exh. 3.4)

* 10.1 - Lease dated June 3, 1988 between Finaco (an organizational partnership) and The Castle Partnership for the lease of a building located at 900 Goodlette Road North, Naples, Florida (S-18, Exh. 10-4)*

* 10.2 - Incentive Stock Option Plan of Registrant, adopted by directors of Registrant on November 28, 1988 (S-18, Exh. 10.6)

* 10.3           - 401(k) Plan of the Registrant adopted May 7, 1990 (1990
                 10-K, Exh. 10.6)

* 10.4 - Real Estate Contract between Columbo Enterprises, Inc. and James S. Lindsay, Trustee (S-1, Exh. 10.7)

* 10.5 - KSOP Salary Savings Plan of the Registrant adopted March 15, 1993 (1992 10-K, Exh. 10.7)

* 10.6 - Loan Purchase Agreement dated December 24, 1992 among First National Bank of Naples and First National Bank of Pennsylvania (1992 10-K, Exh. 10.9)

* 10.7 - Sale Agreement dated August 17, 1993 between Oleum Corporation and First National Bank of Naples regarding purchase of propertyat The Moorings, Naples, Florida (S-2, Exh. 10.11)

* 10.8 - Sales Contract dated December 16, 1993 between SouthTrust Bank of Southwest Florida, N.A. and the Registrant regarding purchase of property on Golden Gate Parkway, Naples, Florida (S-2, Exh. 10.12)

* 10.9 - Sales Contract dated December 16, 1993 between SouthTrust Bank of Southwest Florida, N.A. and the Registrant regarding purchase of property on Radio Road, Naples, Florida (S-2, Exh. 10.13)

* 10.10 - Employment Agreement dated June 17, 1994 among Registrant and Gary L. Tice (6/30/94 10-Q, Exh. 3.1)

* 10.11 - Employment Agreement dated June 20, 1994 among Registrant, First National Bank of Naples, and Garrett S. Richter (9/30/94 10-Q, Exh. 10.1)

* 10.12 - Employment Agreement dated June 20, 1994 among Registrant, First National Bank of Naples, and C.C. Coghill (9/30/94 10-Q, Exh. 10.2)

* 10.13 - Employment Agreement dated June 20, 1994 among Registrant, First National Bank of Naples, and David H. Schaeffer (9/30/94 10-Q, Exh. 10.3)

* 10.14 - Sales Contract dated August 31, 1994 between Commons III Investment Partnership and First National Bank of Naples regarding purchase of commercial office building

* 10.15 - Agreement and Plan of Merger, dated February 2, 1996, by and among F.N.B. Corporation, Lambda Corporation and Southwest Banks, Inc. (2/96 8-K, Exh. 2.1)

* 10.16 - Stock Option Agreement, dated February 2, 1996, between Southwest Banks, Inc. and F.N.B. Corporation as grantee (2/96 8-K, Exh. 4.1)

  21.1           - Subsidiaries of the Registrant

      (b)    Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of 1995.

                                   SIGNATURES

            Pursuant to the requirements of the Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SOUTHWEST BANKS, INC.

Date:    March 18, 1996                 By:       /s/ Gary L. Tice
      --------------------                 -------------------------------------
                                           Gary L. Tice, Chairman of the Board,
                                           President and Chief Executive Officer


Date:    March 18, 1996                 By:       /s/ Lewis S. Albert
      --------------------                 -------------------------------------
                                           Lewis S. Albert, Senior Vice
                                           President and Chief Financial
                                           Officer (principal financial and
                                           accounting officer)



            Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


       Signature                                     Title                                             Date
       ---------                                     -----                                             ----
/s/ Gary L. Tice                                     Chairman of the Board, President                    March 18, 1996
--------------------------------------------         and Chief Executive Officer                      -------------------
Gary L. Tice


/s/ David W. Gomer                                   Director                                            March 18, 1996
--------------------------------------------                                                          -------------------
David W. Gomer


/s/ James S. Lindsay                                 Director                                            March 18, 1996
--------------------------------------------                                                          -------------------
James S. Lindsay


/s/ Edward J. Mace                                   Director                                            March 18, 1996
--------------------------------------------                                                          -------------------
Edward J. Mace


/s/ Peter Mortensen                                  Director                                            March 18, 1996
--------------------------------------------                                                          -------------------
Peter Mortensen


/s/ Richard C. Myers                                 Director                                            March 18, 1996
--------------------------------------------                                                          -------------------
Richard C. Myers


/s/ Garrett S. Richter                               Director                                            March 18, 1996
--------------------------------------------                                                          -------------------
Garrett S. Richter


/s/ Larry A. Wynn                                    Director                                            March 18, 1996
--------------------------------------------                                                          -------------------
Larry A. Wynn


                                 EXHIBIT INDEX





EXHIBIT                                                                                                        SEQUENTIAL
 INDEX                                            DESCRIPTION OF EXHIBIT                                        PAGE NO.
-------                                           ----------------------                                       ----------
  21.1                                        Subsidiaries of the Registrant

  27                                          Financial Data Schedule (for SEC use only)                           ______