Form 10-Q
period 1996-03-31
SOUTHWEST BANKS INC
filed 1996-05-15
CIK 844884

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarterly Period Ended:                          Commission File Number:
       MARCH 31, 1996                                             0-18505



                             SOUTHWEST BANKS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified on its charter)



         FLORIDA                                            65-0083473
- -------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)


900 GOODLETTE ROAD NORTH,   NAPLES,   FLORIDA                 33940
- -------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:   (941)262-7600
                                                     --------------------------



- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes   X   No
        ------   ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



COMMON STOCK, $.10 PAR VALUE                           3,654,089
- ----------------------------                   --------------------------
Class                                          Outstanding at May 1, 1996

INDEX                                                                      PAGE



PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

              Consolidated Balance Sheets:
              March 31, 1996 and December 31, 1995                        3

              Consolidated Statements of Income:
              Three Months Ended March 31, 1996 and 1995                  4

              Consolidated Statements of Cash Flows:
              Three Months Ended March 31, 1996 and 1995                  5

              Notes to Consolidated Financial Statements                  6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         8

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                           9
Item 2.       Changes in Securities                                       9
Item 3.       Defaults upon Senior Securities                             9
Item 4.       Submission of Matters to a Vote of Securities Holders       9
Item 5.       Other Information                                           9
Item 6.       Exhibits and Reports on Form 8-K                            9

              SIGNATURES                                                 10

                       PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                    MAR 31, 1996       DEC 31, 1995
                                                                   --------------    ---------------
ASSETS
  Cash and Demand Balances Due from Banks                          $   28,527,665    $    25,135,628
  Federal Funds Sold                                                   12,554,000         31,724,000
                                                                   --------------    ---------------
                             Total Cash and Cash Equivalents           41,081,665         56,859,628
  Securities Available for Sale at Fair Value
    (Cost of $60,111,146 and $50,109,434)                              59,786,266         50,401,563
  Securities Held to Maturity at Cost
    (Fair Value of $20,532,222 and $23,946,120)                        20,521,051         23,834,164
  Loans                                                               251,255,299        238,509,066
  Less:  Allowance for loan losses                                     (1,679,779)        (1,585,285)
         Unearned income & deferred loan fees                            (194,044)          (257,550)
                                                                   --------------    ---------------
                                                   Net Loans          249,381,476        236,666,231
  Premises and Equipment                                               14,578,940         14,413,940
  Accrued Interest Receivable                                           2,611,065          2,594,888
  Other Assets                                                          4,304,793          1,691,377
                                                                   --------------    ---------------
TOTAL                                                              $  392,265,256    $   386,461,791
                                                                   ==============    ===============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                         $  333,156,317    $   324,830,614
  Federal Funds Purchased and Securities Sold Under
    Agreements to Repurchase                                           20,375,687         18,276,769
  Other Short Term Borrowings                                           5,000,000         10,000,000
  Accrued Interest Payable                                              1,697,947          1,714,022
  Accrued Expenses and Other Liabilities                                1,747,828          1,696,483
                                                                   --------------    ---------------
                                           Total Liabilities          361,977,779        356,517,888
Stockholders' Equity:
  Common Stock, Par Value $.10, 25,000,000 Shares
  Authorized, 3,654,089 Shares Issued and Outstanding                     365,409            365,409
  Capital Surplus                                                      28,322,888         28,322,888
  Retained Earnings                                                     2,263,038          1,462,295
  Unrealized (Loss)Gain on Securities Available for Sale                 (202,628)           182,201
  Employee Stock Ownership Plan Obligation                               (461,230)          (388,890)
                                                                   --------------    ---------------
                                  Total Stockholders' Equity           30,287,477         29,943,903
                                                                   --------------    ---------------
TOTAL                                                              $  392,265,256    $   386,461,791
                                                                   ==============    ===============

See notes to consolidated financial statements.

                    SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME



                                                                  THREE MONTHS ENDED MARCH 31,
                                                              ------------------------------------
                                                                  1996                    1995
                                                              ------------           -------------
INTEREST INCOME
  Interest and Fees on Loans                                  $  5,878,880           $   4,419,417
  Interest on Federal Funds Sold                                   302,647                 250,181
  Interest on Investment Securities and Other                    1,153,575                 680,003
                                                              ------------           -------------
                                     Total Interest Income       7,335,102               5,349,601
INTEREST EXPENSE
  Interest Expense on Deposits                                   2,809,982               1,917,674
  Interest on Short-Term Borrowings                                347,408                 599,964
                                                              ------------           -------------
                                    Total Interest Expense       3,157,390               2,517,638
                                                              ------------           -------------
                                       Net Interest Income       4,177,712               2,831,963
  Provision for Loan Losses                                        225,000                 150,000
                                                              ------------           -------------
       Net Interest Income after Provision for Loan Losses       3,952,712               2,681,963
OTHER INCOME
  Service Charges, Commissions and Fees                            849,654                 533,655
  Gain on Sale of Investment Securities                                  0                       0
                                                              ------------           -------------
                                        Total Other Income         849,654                 533,655
                                                              ------------           -------------
OTHER EXPENSE
  Salaries and Benefits                                          1,954,862               1,565,677
  Occupancy                                                        292,903                 223,198
  Equipment Rental, Depreciation and Maintenance                   483,649                 355,192
  General Operating                                                853,795                 862,790
                                                              ------------           -------------
                                      Total Other Expenses       3,585,209               3,006,857
                                                              ------------           -------------
                                       Income Before Taxes       1,217,157                 208,761
  Provision for Income Taxes                                       416,414                  54,438
                                                              ------------           -------------
NET INCOME                                                    $    800,743           $     154,323
                                                              ============           =============
EARNINGS PER SHARE                                            $       0.20           $        0.05
                                                              ============           =============
  Weighted average shares outstanding                            3,923,461               3,297,947

See notes to consolidated financial statements.

                    SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------------------
                                                                1996                      1995
                                                           --------------           ---------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                               $      800,743           $       154,323
  Adjustments to reconcile net income to cash provided
  by (used in) operating activities:
    Depreciation and Amortization                                 429,838                   299,164
    Accretion of discounts and deferred loan fees, net            (70,569)                  (68,209)
    Provision for loan losses                                     225,000                   150,000
    (Increase) decrease in other assets                        (2,613,416)                  (11,184)
    Increase (decrease) in accrued expenses and
    other iabilities                                              (20,995)                 (310,569)
    (Increase) decrease in accrued interest receivable            (16,177)                 (100,644)
    Increase (decrease) in accrued interest payable               (16,075)                  231,715
                                                             ------------             -------------
          Cash provided by (used in) operating activities      (1,281,651)                  344,596
NET CASH FLOWS FROM INVESTING ACTIVITIES
  Net increase in loans                                       (12,841,383)              (15,045,458)
  Gross loan participations sold                                        0                         0
  Loan participations purchased                                   (20,000)               (2,232,834)
  Purchase of held-to-maturity-securities                               0                (2,208,179)
  Proceeds from maturing held-to-maturity securities            3,304,820                 3,128,849
  Purchases of available-for-sale securities                  (19,739,245)               (9,058,969)
  Proceeds from available-for-sale securities                   9,969,713                 3,378,577
  Purchases of premises and equipment                            (594,838)               (2,098,222)
                                                            -------------            --------------
                        Cash used in investing activities     (19,920,933)              (24,136,236)
NET CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in deposits                                      8,325,703                41,193,263
  Net increase (decrease) in securities sold under
  agreement to repurchase                                       2,098,918                 9,299,219
  Net increase (decrease) in federal funds purchased and
  other short-term borrowings                                  (5,000,000)               (4,500,000)
  Net proceeds from sale of common stock                                0                   245,305
                                                           --------------           ---------------
                    Cash provided by financing activities       5,424,621                46,237,787
INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                              (15,777,963)               22,446,147
CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                                      56,859,628                14,934,854
                                                           --------------           ---------------
CASH AND CASH EQUIVALENTS, END
OF PERIOD                                                  $   41,081,665           $    37,381,001
                                                           ==============           ===============
SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION - Cash paid during period for:
  Interest                                                 $    3,173,465           $     2,285,923
                                                           ==============           ===============
  Taxes                                                    $            0           $         7,500
                                                           ==============           ===============

See notes to consolidated financial statements.

SOUTHWEST BANKS, INC. AND SUBSIDIARY



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1:  Basis of Presentation


The Consolidated Balance Sheets for Southwest Banks, Inc. and Subsidiaries (the Company) as of March 31, 1996 and December 31, 1995, the Consolidated Statements of Income for the three month periods ended March 31, 1996 and 1995, and the Consolidated Statements of Cash Flows for the three month periods ended March 31, 1996 and 1995 included in form 10-Q have been prepared by the Company which is responsible for their integrity and objectivity pursuant to the rules and regulations of the Securities and Exchange Commission. The statements are unaudited except for the Balance Sheet as of December 31, 1995 and have not been compiled, reviewed or audited by outside accountants.


The accounting policies followed for interim financial reporting are set forth in Note A of the Company's latest Annual Report to Shareholders, which is incorporated by reference in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.


The Company maintains a system of internal accounting control designed to provide reasonable assurance that assets are safeguarded and the transactions are properly executed, recorded and summarized to produce reliable records and reports.


To the best of management's knowledge and belief, the statements and related information were prepared in conformity with generally accepted accounting principles and are based on recorded transactions and management's best estimates and judgments. The interim results of operations are not necessarily indicative of the results which may be expected for the full year.


The consolidated financial statements included herein include, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary for a fair presentation of the financial condition and results of operations of the Company for the periods indicated.


Note 2:  Pending Merger Transaction


     In February, 1996, the Company entered into an Agreement and Plan of Merger with F.N.B. Corporation ("FNB"), Hermitage, Pennsylvania, which provides for the merger of the Company into FNB. Upon effectiveness of the merger, the Company's shareholders will become entitled to receive, subject to adjustment under certain circumstances, 0.78 shares of FNB common stock in exchange for each share of common stock of the Company then held by them. In connection with this agreement, the Company has granted FNB an option to purchase 727,163 shares of the Company's common stock for $15 per share, which becomes exercisable upon the occurrence of certain events, as defined.


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

     In this connection, the Company is deferring expenses associated with the merger until such time as all conditions precedent to the merger are met or the merger agreement is otherwise terminated. Costs incurred in connection with the merger aggregate approximately $199,000 of March 31, 1996.

- --------------------------------------------------------------------------------



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

For the three months ended March 31, 1996, the Company experienced continued asset, loan and deposit growth. Total assets were $392,265,256, an increase of $5,803,465 or 1.5%, compared to fiscal year end 1995. The increase was recognized primarily by increases in net loans of $12.8 million and investments of $6.1 million, net of a decrease in cash and cash equivalent of $15.8 million. Total earning assets remained at levels consistent with that at December 31, 1995 aggregating $343 million at March 31, 1996.

Funding the increase in assets was an increase in deposits and short term borrowings. Deposits and short term borrowings increased 1.5% or $5.4 million since December 31, 1995.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995:

Interest income increased $1,985,501 or 37.1% in the first three months of 1996 compared to the comparable period for 1995, while average earning assets increased by 33.0%. Yields on average earning assets were 8.6% and 8.35% for the respective periods, the increase resulting from increases in market rates stemming from Federal Reserve Board rate hikes since this time last year.

Interest expense increased $639,752 or 25.4% in the first three months of 1996 as compared to the first three months of 1995. While interest bearing liabilities increased 34.1%, a change in the pricing and mix of deposit products reduced average rates paid from 4.45% in 1995 to 4.16% in 1996.

Net interest income increased $1,345,749 or 47.5% in the first three months of 1996 as compared to the first three months of 1995 primarily due to the growth in volume complemented by the increase in market rates of earning assets together with the change in deposit pricing and mix as previously discussed. The net interest margin rose from 4.42% in 1995 to 4.90% in 1996.

Non-interest income for the three months ended March 31, 1996, increased $315,999 or 59.2% as compared to the comparable period for 1995. The increase is a result of the growth in deposit and fee generating activity, coupled with the introduction of service charges on certain services that had previously been provided without charge.

Total non-interest expense increased $578,352 or 19.2% for the three months ended March 31, 1996 compared to the comparable period for 1995. Salaries and benefits expense represented the area of greatest change. Full time equivalent employees (FTE) increased from 166 at March 31, 1995 to 193 at March 31, 1996. Average assets per FTE at March 31, 1996 of approximately $2.03 million improved from $1.88 million at March 31, 1995.

As a result of the above factors, net income increased to $800,743 or $.20 per share for the three months ended March 31, 1996 from $154,323 or $.05 per share during the comparable period of 1995.

The provision for possible loan losses for the three months ended March 31, 1996 of $225,000 increased by 50% compared to that for the three month period ended March 31, 1995. While net loans have increased by 24% in the comparable period, because of the increase in the Company's lending limits and the resultant increasing size of individual credits being extended, a proportionately larger increase in the provision is warranted.


CAPITAL RESOURCES AND LIQUIDITY

Consistent with the objective of operating a sound financial organization, the Company maintains high capital ratios. Regulatory agencies including the Office of the Comptroller of the Currency and the Federal Reserve Board have approved guidelines for a risk-based capital framework that make capital requirements more sensitive to the risks germane to each individual institution. The guidelines require that total capital of 8% be held against total risk-adjusted assets.

At March 31, 1996, the Company's total risk-based capital ratio was 12.46%. This compared to 13.66% at March 31, 1995.

The Company's ability to satisfy demands for credit, deposit withdrawals and other corporate needs depends on its level of liquidity. The Company utilizes several means to manage its liquidity. Traditionally, increases in deposits are sufficient to provide adequate levels of liquidity; however, if needed, the Company has approved extensions of credit available from correspondent banks, sources for loan sales and primarily short term investments that could be liquidated if necessary. While the Company has not had a need to utilize these sources of liquidity, it continues to maintain their availability on a contingent basis. At March 31, 1996, loans aggregating $277,000 were accounted for on a non-accrual basis, accruing loans of $68,000 were contractually past due 90 days or more as to principal or interest payments, and there were no loans which would be defined as troubled debt restructurings. In addition, management is not aware of any known trends, demands, events, commitments or uncertainties that either will result or are reasonably likely to result in a material increase or decrease in liquidity.

For the three months ended March 31, 1996, the Company used cash of $1,281,651 in operating activities as compared to providing cash of $344,596 for the same period in 1995. The change results principally from an increase in net accrued and other assets and liabilities aggregating approximately $2,013,000.

Cash used in investing activities for the first quarter of 1996 was $19,920,933 as compared to $24,136,236 in 1995. The decrease was principally realized in decreases in loan growth ($12,861,383 in 1996 as compared to $17,278,292 in 1995).

Cash provided from financing activities was $5,424,621 for the three months ended March 31, 1996 as compared to $46,237,787 for the comparable period in 1995. The decrease was principally due to a reduction in the attraction of deposits and customer repurchase agreements ($10,424,621 in 1996 as compared to $50,492,482 in 1995).

                         PART II.  OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

         27 Financial Data Schedule (for SEC use only)

     (b) Reports on Form 8-K.

         The Company filed a current report on Form 8-K with the Securities and Exchange Commission on March 16, 1996 reporting the Agreement of Plan and Merger between the Company and FNB Corporation dated February 2, 1996. See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited), included herein.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SOUTHWEST BANKS, INC.


    Dated:    March 10, 1996  By:     /s/ Gary L. Tice
          ------------------      ------------------------------------------
                                       Gary L. Tice
                                       President and Chief Executive Officer


    Dated:    March 10, 1996  By:     /s/ Lewis S. Albert
          ------------------      ------------------------------------------
                                       Lewis S. Albert
                                       Senior Vice President and
                                       Chief Financial Officer