Form 10-Q
period 1996-06-30
SOUTHWEST BANKS INC
filed 1996-08-09
CIK 844884

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Quarterly Period Ended:                         Commission File Number:
          JUNE 30, 1996                                          0-18505


                             SOUTHWEST BANKS, INC.
           ---------------------------------------------------------
             (Exact name of registrant as specified on its charter)



          FLORIDA                                          65-0083473
- -------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                        Identification Number)


900 GOODLETTE ROAD NORTH, NAPLES, FLORIDA                      34102
- -------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:        (941)262-7600
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

            Yes   X                                             No
                -----                                              -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



COMMON STOCK, $.10 PAR VALUE                              3,654,803
- ----------------------------                     -----------------------------
Class                                            Outstanding at August 1, 1996


INDEX                                                                  PAGE
================================================================================
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets:
            June 30, 1996 and December 31, 1995                          3


            Consolidated Statements of Income:
            Three Months Ended June 30, 1996 and 1995                    4

            Consolidated Statements of Income:
            Six Months Ended June 30, 1996 and 1995                      5

            Consolidated Statements of Cash Flows:
            Six Months Ended June 30, 1996 and 1995                      6

            Notes to Consolidated Financial Statements                   7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                          8

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                           11
Item 2.     Changes in Securities                                       11
Item 3.     Defaults upon Senior Securities                             11
Item 4.     Submission of Matters to a Vote of Securities Holders       11
Item 5.     Other Information                                           11
Item 6.     Exhibits and Reports on Form 8-K                            11

            SIGNATURES                                                  12

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 JUNE 30, 1996  DEC 31, 1995
                                                                 -------------  -------------
                                                                  (Unaudited)
ASSETS
  Cash and Demand Balances Due from Banks                       $ 25,304,619   $ 25,135,628

  Federal Funds Sold                                               8,000,000     31,724,000
                                                                ------------   ------------
                             Total Cash and Cash Equivalents      33,304,619     56,859,628

  Securities Available for Sale at Fair Value
  (Cost of $61,039,084 and $50,109,434)                           59,700,418     50,401,563

  Securities Held to Maturity at Cost
  (Fair Value of $18,266,313 and $23,946,120)                     18,455,820     23,834,164

  Loans                                                          267,240,680    238,509,066

  Less:  Allowance for loan losses                                (1,881,306)    (1,585,285)

         Unearned income & deferred loan fees                       (192,000)      (257,550)
                                                                ------------   ------------
                                                   Net Loans     265,167,374    236,666,231

  Premises and Equipment                                          14,414,159     14,413,940

  Accrued Interest Receivable                                      2,776,571      2,594,888

  Other Assets                                                     4,741,488      1,691,377
                                                                ------------   ------------
    TOTAL                                                       $398,560,449   $386,461,791
                                                                ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
  Deposits                                                      $337,326,267   $324,830,614

  Federal Funds Purchased and Securities Sold Under
    Agreements to Repurchase                                      17,563,295     18,276,769

  Other Short Term Borrowings                                     10,000,000     10,000,000

  Accrued Interest Payable                                         1,524,580      1,714,022

  Accrued Expenses and Other Liabilities                           1,130,659      1,696,483
                                                                ------------   ------------
                                           Total Liabilities     367,544,801    356,517,888
  Stockholders' Equity:
    Common Stock, Par Value $.10, 25,000,000 Shares
    Authorized, 3,654,089 Shares Issued and Outstanding              365,409        365,409

    Capital Surplus                                               28,322,888     28,322,888

    Retained Earnings                                              3,162,276      1,462,295

    Unrealized (Loss)Gain on Securities Available for Sale          (834,925)       182,201

    Employee Stock Ownership Plan Obligation                               0       (388,890)
                                                                ------------   ------------
                                  Total Stockholders' Equity      31,015,648     29,943,903
                                                                ------------   ------------
    TOTAL                                                       $398,560,449   $386,461,791
                                                                ============   ============

See notes to consolidated financial statements.

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)


                                                          THREE MONTHS ENDED JUNE 30,
                                                         ----------------------------
                                                             1996            1995
                                                         -----------     ------------
INTEREST INCOME

  Interest and Fees on Loans                             $6,141,018      $5,026,617

  Interest on Federal Funds Sold                            111,426         154,487

  Interest on Investment Securities and Other             1,254,577         935,896
                                                         ----------      ----------
                              Total Interest Income       7,507,021       6,117,000

INTEREST EXPENSE

  Interest Expense on Deposits                            2,785,686       2,363,412

  Interest on Short-Term Borrowings                         312,989         520,333
                                                         ----------      ----------
                             Total Interest Expense       3,098,675       2,883,745
                                                         ----------      ----------
                                Net Interest Income       4,408,346       3,233,255

  Provision for Loan Losses                                 255,000         165,000
                                                         ----------      ----------
    Net Interest Income after Provision for Loan Losses   4,153,346       3,068,255

OTHER INCOME

  Service Charges, Commissions and Fees                     888,301         613,951

  Gain on Sale of Investment Securities                      16,649               0
                                                         ----------      ----------
                                 Total Other Income         904,950         613,951
OTHER EXPENSE

  Salaries and Benefits                                   1,997,669       1,644,292

  Occupancy                                                 324,647         253,682

  Equipment Rental, Depreciation and Maintenance            495,226         405,499

  General Operating                                         864,465         902,986
                                                         ----------      ----------
                               Total Other Expenses       3,682,007       3,206,459
                                                         ----------      ----------
                                Income Before Taxes       1,376,289         475,747

  Provision for Income Taxes                                477,050         157,057
                                                         ----------      ----------

NET INCOME                                               $  899,239      $  318,690
                                                         ==========      ==========

EARNINGS PER SHARE                                       $     0.23      $     0.08
                                                         ==========      ==========
  Weighted average shares outstanding                     3,970,160      $3,864,524
                                                         ==========      ==========

See notes to consolidated financial statements.

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                 (Unaudited)



                                                        SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------
                                                          1996           1995
                                                       -----------    ------------
INTEREST INCOME

  Interest and Fees on Loans                            12,019,898    $ 9,446,034

  Interest on Federal Funds Sold                           414,073        404,668

  Interest on Investment Securities and Other            2,408,152      1,615,899
                                                        ----------    -----------
                              Total Interest Income     14,842,123     11,466,601
INTEREST EXPENSE

  Interest Expense on Deposits                           5,595,668      4,281,086

  Interest on Short-Term Borrowings                        660,397      1,120,297
                                                        ----------    -----------
                             Total Interest Expense      6,256,065      5,401,383
                                                        ----------    -----------
                                Net Interest Income      8,586,058      6,065,218

  Provision for Loan Losses                                480,000        315,000
                                                        ----------    -----------
    Net Interest Income after Provision for Loan Losses  8,106,058      5,750,218

OTHER INCOME

  Service Charges, Commissions and Fees                  1,737,955      1,147,606

  Gain on Sale of Investment Securities                     16,649              0
                                                        ----------    -----------
                                 Total Other Income      1,754,604      1,147,606
OTHER EXPENSE

  Salaries and Benefits                                  3,952,531      3,209,969

  Occupancy                                                617,550        476,880

  Equipment Rental, Depreciation and Maintenance           978,875        760,691

  General Operating                                      1,718,260      1,765,776
                                                        ----------    -----------
                               Total Other Expenses      7,267,216      6,213,316
                                                        ----------    -----------
                               Income Before Taxes       2,593,446        684,508

  Provision for Income Taxes                               893,464        211,495
                                                        ----------    -----------
NET INCOME                                              $1,699,982    $   473,013
                                                        ==========    ===========

EARNINGS PER SHARE                                      $     0.43    $      0.12
                                                        ==========    ===========
  Weighted average shares outstanding                    3,970,160      3,853,668
                                                        ==========    ===========

See notes to consolidated financial statements.

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                            SIX MONTHS ENDED JUNE 30,
                                                            -------------------------
                                                               1996          1995
                                                            ----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net income                                               $  1,699,982    $   473,013

  Adjustments to reconcile net income to cash provided by (used in) operating activities:

    Depreciation and Amortization                               870,395        625,319

    Accretion of discounts and deferred loan fees, net           35,362       (196,939)

    Provision for loan losses                                   480,000        315,000

    (Increase) decrease in other assets                      (3,050,111)           317

    Increase (decrease) in accrued expenses and
    other liabilities                                          (176,935)       104,291

    (Increase) decrease in accrued interest receivable         (181,683)      (358,621)
    Increase (decrease) in accrued interest payable            (189,442)       288,520
                                                           ------------   ------------
          Cash provided by (used in) operating activities      (512,432)     1,250,900

NET CASH FLOWS FROM INVESTING ACTIVITIES

  Net increase in loans                                     (28,486,318)   (31,990,646)

  Gross loan participations sold                                      0              0

  Loan participations purchased                                (510,573)    (2,232,834)

  Purchase of held-to-maturity-securities                             0     (2,208,179)

  Proceeds from maturing held-to-maturity securities          5,358,730      3,243,237

  Purchases of available-for-sale securities                (22,296,434)   (19,045,615)

  Proceeds from available-for-sale securities                11,980,453      5,387,015

  Purchases of premises and equipment                          (870,614)    (3,438,474)
                                                           ------------   ------------
                        Cash used in investing activities   (34,824,756)   (50,285,496)

NET CASH FLOWS FROM FINANCING ACTIVITIES

  Net increase in deposits                                   12,495,653     61,942,384

  Net increase (decrease) in securities sold under
  agreement to repurchase                                      (713,474)    10,217,177

  Net increase (decrease) in federal funds purchased and
  other short-term borrowings                                         0     (4,500,000)

  Net proceeds from sale of common stock                              0        243,414
                                                           ------------   ------------
                    Cash provided by financing activities    11,782,179     67,902,975

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                            (23,555,009)    18,868,379

CASH AND CASH EQUIVALENTS, BEGINNING
OF PERIOD                                                    56,859,628     14,934,854
                                                           ------------   ------------

CASH AND CASH EQUIVALENTS, END
OF PERIOD                                                  $ 33,304,619   $ 33,803,233
                                                           ============   ============

SUPPLEMENTAL DISCLOSURES OF CASH
FLOW INFORMATION - Cash paid during period for:

Interest                                                   $  6,445,507    $ 5,112,863
                                                           ============   ============
Taxes                                                      $  1,037,000    $   353,500
                                                           ============   ============

See notes to consolidated financial statements.

SOUTHWEST BANKS, INC. AND SUBSIDIARIES



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


Note 1:  Basis of Presentation


The Consolidated Balance Sheets for Southwest Banks, Inc. and Subsidiaries (the Company) as of June 30, 1996 and December 31, 1995, the Consolidated Statements of Income for the three month and six month periods ended June 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the six month periods ended June 30, 1996 and 1995 included in this Form 10-Q have been prepared by the Company which is responsible for their integrity and objectivity pursuant to the rules and regulations of the Securities and Exchange Commission. The statements are unaudited except for the Balance Sheet as of December 31, 1995 and have not been compiled, reviewed or audited by outside accountants.


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


Note 2:  Pending Merger Transaction


In February, 1996, the Company entered into an Agreement and Plan of Merger with F.N.B. Corporation ("FNB"), Hermitage, Pennsylvania, which provides for the merger of the Company into FNB. Upon effectiveness of the merger, the Company's shareholders will become entitled to receive, 0.819 shares of FNB common stock in exchange for each share of common stock of the Company then held by them. In connection with this agreement, the Company has granted FNB an option to purchase 727,163 shares of the Company's common stock for $15 per share, which becomes exercisable upon the occurrence of certain events, as defined.


The proposed merger is expected to be treated as a tax-free reorganization under Section 368(a) of the Internal Revenue Code and shall be treated as a pooling-of-interests for accounting purposes.


In this connection, the Company is deferring expenses associated with the merger until such time as all conditions precedent to the merger are met or the merger agreement is otherwise terminated. Costs incurred in connection with the merger aggregate approximately $235,295. The merger is expected to be completed in January 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

For the six months ended June 30, 1996, the Company experienced continued asset, loan and deposit growth. Total assets were $398,560,449, an increase of $12,098,658 or 3.1%, compared to fiscal year end 1995. The increase was recognized primarily by increases in net loans of $28.5 million and investments of $3.9 million, net of a decrease in cash and cash equivalents of $23.6 million. Total earning assets grew by $9.0 million aggregating $354 million at June 30, 1996.

Funding the increase in assets was an increase in deposits and short term borrowings. Deposits and short term borrowings increased 3.3% or $11.8 million since December 31, 1995.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1995:

Interest income increased $1,390,021 or 22.7% in the second quarter of 1996 compared to the comparable period for 1995, while average earning assets increased by 19.3%. Yields on average earning assets were 8.69% and 8.45% for the respective periods, the increase resulting from increases in market rates stemming from Federal Reserve Board rate hikes since this time last year.

Interest expense increased $214,930 or 7.5% in the second quarter of 1996 as compared to the second quarter of 1995. While interest bearing liabilities increased 19.3%, a change in the pricing and mix of deposit products reduced average rates paid from 4.50% in 1995 to 4.05% in 1996.

Net interest income increased $1.2 million or 36.3% in the second quarter of 1996 as compared to the second quarter of 1995, primarily due to the growth in volume complemented by the increase in market rates of earning assets together with the change in deposit pricing and mix as previously discussed. The net interest margin rose from 4.46% in 1995 to 5.10% in 1996.

Non-interest income exclusive of securities gains for the quarter ended June 30, 1996, increased $274,350 or 44.7% as compared to the comparable period for 1995. The increase is a result of the growth in deposit and fee generating activity, coupled with the introduction of service charges on certain services that had previously been provided without charge.

Total non-interest expense increased $475,548 or 14.8% for the second quarter ended June 30, 1996 compared to the comparable period for 1995. Salaries and benefits expense represented the area of greatest change. Full time equivalent employees (FTE) increased from 185 at June 30, 1995 to 213 at June 30, 1996. Average assets per FTE at June 30, 1996 of approximately $1.87 million improved from $1.80 million at June 30, 1995.

The provision for possible loan losses for the second quarter ended June 30, 1996 of $255,000 increased by 54.5% compared to that for the second quarter ended June 30, 1995. While net loans have increased by 21% in the comparable period, because of the increase in the Company's lending limits and the resultant increasing size of individual credits being extended, a proportionately larger increase in the provision is warranted.

Six Months Ended June 30, 1996 and 1995:

Interest income increased $3,375,522 or 29.4% in the first six months of 1996 compared to the comparable period for 1995, while average earning assets increased by 25.0%. Yields on average earning assets were 8.64% and 8.34% for the respective periods, the increase again resulting from increases in market rates stemming from Federal Reserve Board rate hikes since this time last year.

Interest expense increased $854,682 or 15.8% in the first six months of 1996 as compared to the first six months of 1995. While interest bearing liabilities increased 25.4%, a change in the pricing and mix of deposit products reduced average rates paid from 4.44% in 1995 to 4.10% in 1996.

Net interest income increased $2,520,840 or 41.6% in the first six months of 1996 as compared to the first six months of 1995, primarily due to the growth in volume complemented by the increase in market rates of earning assets together with the change in deposit pricing and mix as previously discussed. The net interest margin rose from 4.41% in 1995 to 5.00% in 1996.

Non-interest income exclusive of securities gains for the six months ended June 30, 1996, increased $590,349 or 51.4% as compared to the comparable period for 1995. The increase is a result of the growth in deposit and fee generating activity, coupled with the introduction of service charges on certain services that had previously been provided without charge.

Total non-interest expense increased $1,053,900 or 17.0% for the first six months ended June 30, 1996 compared to the comparable period for 1995. Salaries and benefits expense represented the area of greatest change.

The provision for possible loan losses for the six months ended June 30, 1996 of $480,000 increased by 52.4% compared to that for the six month period ended June 30, 1995.

CAPITAL RESOURCES AND LIQUIDITY

Consistent with the objective of operating a sound financial organization, the Company maintains high capital ratios. Regulatory agencies including the Office of the Comptroller of the Currency and the Federal Reserve Board have approved guidelines for a risk-based capital framework that makes capital requirements more sensitive to the risks germane to each individual institution. The guidelines require that total capital of 8% be held against total risk-adjusted assets.

At June 30, 1996, the Company's total risk-based capital ratio was 12.18%. This compared to 12.96% at June 30, 1995.

The Company's ability to satisfy demands for credit, deposit withdrawals and other corporate needs depends on its level of liquidity. The Company utilizes several means to manage its liquidity. Traditionally, increases in deposits are sufficient to provide adequate levels of liquidity; however, if needed, the Company has approved extensions of credit available from correspondent banks, sources for loan sales and primarily short term investments that could be liquidated if necessary. While the Company has not had a need to utilize these sources of liquidity, it continues to maintain their availability on a contingent basis. At June 30, 1996, loans aggregating $696,000 were accounted for on a non-accrual basis, accruing loans of $36,000 were contractually past due 90 days or more as to principal or interest payments, and there were no loans which would be defined as troubled debt restructurings. In addition, management is not aware of any known trends, demands, events, commitments or uncertainties that either will result or are reasonably likely to result in a material increase or decrease in liquidity.

For the six months ended June 30, 1996, the Company used cash of $512,432 in operating activities as compared to providing cash of $1,250,900 for the same period in 1995. The change results principally from an increase in net accrued and other assets and liabilities aggregating approximately $3.5 million offset by increased earnings of $1,227,000.

Cash used in investing activities for the second quarter of 1996 was $34,824,756 as compared to $50,285,496 in 1995. The decrease was principally realized in decreases in loan growth ($29.0 million in 1996 as compared to $34.2 million in 1995), together with a reduction in the growth of the investment portfolio ($4.9 million in 1996 compared to $12.6 million in 1995).

Cash provided from financing activities was $11,782,179 for the six months ended June 30, 1996 as compared to $67,902,975 for the comparable period in 1995. The decrease was principally due to a reduction in the attraction of deposits and customer repurchase agreements ($13.2 million in 1996 as compared to $72.1 million in 1995).

                          PART II - OTHER INFORMATION



Item 1.    Legal Proceedings

           None.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders

           On April 15, 1996, the Company held its 1995 Annual Meeting of Shareholders. By a cast of 2,953,846 favorable votes (2,876 votes withheld) (representing 80.9% of outstanding shares), Peter Mortensen and James S. Lindsay were re-elected to serve as directors of the Company for a term of three years and until their successors are elected and qualified. The continuing directors of the Company also include David W. Gomer, Edward J. Mace, Richard C. Myers, Garrett S. Richter, Gary L. Tice and Larry A. Wynn.

           On June 17, 1996, the Company held a special meeting of its shareholders for the purpose of voting on the Agreement and Plan of Merger with F.N.B. Corporation dated February 2, 1996. Votes totaling 2,474,763 shares (representing 73.6% of all shares entitled to vote on this matter) were cast. Of these shares, 2,456,980 (73.1% of shares entitled to vote) were voted in favor of the merger, while votes representing 17,753 shares (0.53%) were against or otherwise abstained. (See Note 2. to the consolidated financial statements)


Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a)  Exhibits.

                27 - Financial Data Schedule (for SEC use only).

           (b)  Reports on Form 8-K.

                No Reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SOUTHWEST BANKS, INC.


Dated:    August 9, 1996            By:     /s/ Gary L. Tice
      -------------------               -------------------------------------
                                        Gary L. Tice
                                        President and Chief Executive Officer


Dated:    August 9, 1996            By:     /s/ Lewis S. Albert
      -------------------               --------------------------------------
                                           Lewis S. Albert
                                           Senior Vice President and
                                           Chief Financial Officer