Form 10-Q
period 1996-09-30
SOUTHWEST BANKS INC
filed 1996-11-04
CIK 844884

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549



                                   FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended:                        Commission File Number:
       SEPTEMBER 30, 1996                                     0-18505


                              SOUTHWEST BANKS, INC.
           ------------------------------------------------------------
             (Exact name of registrant as specified on its charter)


               FLORIDA                                                               65-0083473
-------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of                                                    (I.R.S. Employer
incorporation or organization)                                                   Identification Number)

  900 GOODLETTE ROAD NORTH, NAPLES, FLORIDA                                              34102
------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                               (Zip Code)


Registrant's telephone number, including area code:                                    (941)262-7600
                                                                                    ------------------------------

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

                 Yes     X       No
                       ------       ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


COMMON STOCK, $.10 PAR VALUE                          3,654,803
----------------------------               -------------------------------
Class                                      Outstanding at October 25, 1996

INDEX                                                                                                          PAGE

====================================================================================================================
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                 Consolidated Balance Sheets:
                 September 30, 1996 and December 31, 1995                                                      3

                 Consolidated Statements of Income:
                 Three Months Ended September 30, 1996 and 1995                                                4
                 Nine Months Ended September 30, 1996 and 1995                                                 5

                 Consolidated Statements of Cash Flows:
                 Nine Months Ended September 30, 1996 and 1995                                                 6

                 Notes to Consolidated Financial Statements                                                    7

Item 2.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                           8

PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                                            11
Item 2.          Changes in Securities                                                                        11
Item 3.          Defaults upon Senior Securities                                                              11
Item 4.          Submission of Matters to a Vote of Securities Holders                                        11
Item 5.          Other Information                                                                            11
Item 6.          Exhibits and Reports on Form 8-K                                                             11

                 SIGNATURES                                                                                   12


                         PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                            SEPTEMBER 30,            DECEMBER 31,
                                                                                 1996                    1995
                                                                             (Unaudited)
                                                                         -------------------     -------------------
      ASSETS
         Cash and Demand Balances Due from Banks                         $        24,897,073     $        25,135,628

         Federal Funds Sold                                                        4,100,000              31,724,000
                                                                         -------------------     -------------------
                                         Total Cash and Cash Equivalents          28,997,073              56,859,628
         Securities Available for Sale at Fair Value
            (Cost of $61,771,953 and $50,109,434)                                 60,764,051              50,401,563

         Securities Held to Maturity at Cost
            (Fair Value of $15,936,308  and $23,946,120)                          16,163,273              23,834,164

         Loans                                                                   299,712,504             238,509,066

         Less:  Allowance for loan losses                                         (2,095,197)             (1,585,285)

                 Unearned income & deferred loan fees                               (188,975)               (257,550)
                                                                         -------------------     -------------------
                                                               Net Loans         297,428,332             236,666,231

         Premises and Equipment                                                   14,178,467              14,413,940

         Accrued Interest Receivable                                               2,712,224               2,594,888

         Other Assets                                                              4,473,440               1,691,377
                                                                         -------------------     -------------------
            TOTAL                                                        $       424,716,860     $       386,461,791
      LIABILITIES AND STOCKHOLDERS' EQUITY                               ===================     ===================

         Deposits                                                        $       332,822,906     $       324,830,614
         Federal Funds Purchased and Securities Sold Under
            Agreements to Repurchase                                              30,270,902              18,276,769

         Other Short Term Borrowings                                              26,250,000              10,000,000

         Accrued Interest Payable                                                  1,860,293               1,714,022

         Accrued Expenses and Other Liabilities                                    1,225,881               1,696,483
                                                                         -------------------     -------------------
                                                       Total Liabilities         392,429,982             356,517,888
         Stockholders' Equity:

            Common Stock, Par Value $.10, 25,000,000 Shares
            Authorized, 3,654,803 and 3,654,089 Shares Issued
            and Outstanding                                                          365,480                 365,409

            Capital Surplus                                                       28,331,392              28,322,888

            Retained Earnings                                                      4,078,565               1,462,295

            Unrealized (Loss)Gain on Securities Available for Sale                  (488,559)                182,201

            Employee Stock Ownership Plan Obligation                                       0                (388,890)
                                                                         -------------------     -------------------
                                              Total Stockholders' Equity          32,286,878              29,943,903
                                                                         -------------------     -------------------
            TOTAL                                                        $       424,716,860     $       386,461,791
                                                                         ===================     ===================

See notes to consolidated financial statements.

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                                         ------------------------------------------

                                                                               1996                     1995
                                                                         -----------------       ------------------
      INTEREST INCOME
         Interest and Fees on Loans                                      $       6,707,034       $        5,551,471

         Interest on Federal Funds Sold                                             71,295                  287,679

         Interest on Investment Securities and Other                             1,202,407                1,038,226
                                                                         -----------------       ------------------
                                                  Total Interest Income          7,980,736                6,877,376
      INTEREST EXPENSE

         Interest Expense on Deposits                                            2,923,645                2,662,938

         Interest on Short-Term Borrowings                                         507,700                  628,937
                                                                         -----------------       ------------------
                                                 Total Interest Expense          3,431,345                3,291,875
                                                                         -----------------       ------------------
                                                    Net Interest Income          4,549,391                3,585,501

         Provision for Loan Losses                                                 290,000                  195,000
                                                                         -----------------       ------------------
                    Net Interest Income after Provision for Loan Losses          4,259,391                3,390,501

      OTHER INCOME
         Service Charges, Commissions and Fees                                     877,275                  688,642

         Gain on Sale of Investment Securities                                           0                        0
                                                                         -----------------       ------------------
                                                     Total Other Income            877,275                  688,642
      OTHER EXPENSE

         Salaries and Benefits                                                   2,094,569                1,762,272

         Occupancy                                                                 313,013                  284,745
         Equipment Rental, Depreciation and Maintenance                            517,341                  410,860

         General Operating                                                         810,043                  864,827
                                                                         -----------------       ------------------
                                                   Total Other Expenses          3,734,966                3,322,704
                                                                         -----------------       ------------------
                                                    Income Before Taxes          1,401,700                  756,439

         Provision for Income Taxes                                                485,413                  255,921
                                                                         -----------------       ------------------
      NET INCOME                                                         $         916,287       $          500,518
                                                                         =================       ==================

      EARNINGS PER SHARE                                                 $            0.23       $             0.13
                                                                         =================       ==================
         Weighted average shares outstanding                                     3,973,901                3,877,961
                                                                         =================       ==================

See notes to consolidated financial statements.

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -----------------------------------------

                                                                                  1996                    1995
                                                                          -----------------      ------------------
      INTEREST INCOME
         Interest and Fees on Loans                                       $      18,726,932      $       14,997,505

         Interest on Federal Funds Sold                                             485,368                 692,347

         Interest on Investment Securities and Other                              3,610,559               2,654,125
                                                                          -----------------      ------------------
                                                   Total Interest Income         22,822,859              18,343,977

      INTEREST EXPENSE

         Interest Expense on Deposits                                             8,519,313               6,944,024

         Interest on Short-Term Borrowings                                        1,168,097               1,749,234
                                                                          -----------------      ------------------
                                                  Total Interest Expense          9,687,410               8,693,258
                                                                          -----------------      ------------------
                                                     Net Interest Income         13,135,449               9,650,719
         Provision for Loan Losses                                                  770,000                 510,000
                                                                          -----------------      ------------------
                     Net Interest Income after Provision for Loan Losses         12,365,449               9,140,719
      OTHER INCOME

         Service Charges, Commissions and Fees                                    2,615,230               1,836,248

         Gain on Sale of Investment Securities                                       16,649                       0
                                                                          -----------------      ------------------
                                                      Total Other Income          2,631,879               1,836,248

      OTHER EXPENSE

         Salaries and Benefits                                                    6,047,100               4,972,241

         Occupancy                                                                  930,563                 761,625

         Equipment Rental, Depreciation and Maintenance                           1,496,216               1,171,551

         General Operating                                                        2,528,303               2,630,603
                                                                          -----------------      ------------------
                                                    Total Other Expenses         11,002,182               9,536,020
                                                                          -----------------      ------------------
                                                     Income Before Taxes          3,995,146               1,440,947

         Provision for Income Taxes                                               1,378,877                 467,416
                                                                          -----------------      ------------------
      NET INCOME                                                          $       2,616,269      $          973,531
                                                                          =================      ==================


      EARNINGS PER SHARE                                                  $            0.66      $             0.25
                                                                          =================      ==================
         Weighted average shares outstanding                                      3,973,541               3,870,598
                                                                          =================      ==================

See notes to consolidated financial statements.

                     SOUTHWEST BANKS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                         ------------------------------------------
                                                                                1996                  1995
                                                                         -----------------      -------------------
     CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                                       $       2,616,269      $           973,531
        Adjustments to reconcile net income to cash provided
        by (used in) operating activities:
           Depreciation and Amortization                                         1,314,018                1,003,775
           Accretion of discounts and deferred loan fees, net                     (229,970)                (330,336)
           Provision for loan losses                                               770,000                  510,000
           (Increase) decrease in other assets                                  (2,782,063)                 318,754
           Increase (decrease) in accrued expenses and
           other liabilities                                                       (81,712)                 449,489
           (Increase) decrease in accrued interest receivable                     (117,336)                (863,612)
           Increase (decrease) in accrued interest payable                         146,271                  781,644
                                                                         -----------------      -------------------
                        Cash provided by (used in) operating activities          1,635,477                2,843,245

     NET CASH FLOWS FROM INVESTING ACTIVITIES
        Net increase in loans                                                  (60,669,362)             (45,728,254)
        Gross loan participations sold                                                   0                  448,845
        Loan participations purchased                                             (610,573)              (3,125,828)
        Purchase of held-to-maturity-securities                                          0               (2,208,179)
        Proceeds from maturing held-to-maturity securities                       7,648,695                6,357,843
        Purchases of available-for-sale securities                             (24,987,534)             (34,399,123)
        Proceeds from available-for-sale securities                             13,954,286               10,559,090
        Purchases of premises and equipment                                     (1,078,545)              (4,201,371)
                                                                         -----------------      -------------------
                                      Cash used in investing activities        (65,743,033)             (72,296,977)

     NET CASH FLOWS FROM FINANCING ACTIVITIES
        Net increase in deposits                                                 7,992,292               79,942,071
        Net increase (decrease) in securities sold under
        agreement to repurchase                                                  8,372,133                7,934,562
        Net increase (decrease) in federal funds purchased and
        other short-term borrowings                                             19,872,000               (3,287,000)
        Net proceeds from sale of common stock                                       8,576                  243,414
                                                                         -----------------      -------------------
                                  Cash provided by financing activities         36,245,001               84,833,047
     INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS                                                          (27,862,555)              15,379,315
     CASH AND CASH EQUIVALENTS, BEGINNING
     OF PERIOD                                                                  56,859,628               14,934,854
                                                                         -----------------      -------------------
     CASH AND CASH EQUIVALENTS, END
     OF PERIOD                                                           $      28,997,073      $        30,314,169
     SUPPLEMENTAL DISCLOSURES OF CASH                                    =================      ===================
     FLOW INFORMATION - Cash paid during period for:

        Interest                                                         $       9,541,139      $         7,911,614
                                                                         =================      ===================
        Taxes                                                            $       1,552,000      $           515,500
                                                                         =================      ===================

See notes to consolidated financial statements.

SOUTHWEST BANKS, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1:  Basis of Presentation

The Consolidated Balance Sheets for Southwest Banks, Inc. and Subsidiaries (the Company) as of September 30, 1996 and December 31, 1995, the Consolidated Statements of Income for the three month and nine month periods ended September 30, 1996 and 1995, and the Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1996 and 1995 included in this form 10-Q have been prepared by the Company which is responsible for their integrity and objectivity pursuant to the rules and regulations of the Securities and Exchange Commission. The statements are unaudited except for the Balance Sheet as of December 31, 1995 and have not been compiled, reviewed or audited by outside accountants.

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

In this connection, the Company is deferring expenses associated with the merger until such time as all conditions precedent to the merger are met or the merger agreement is otherwise terminated. Costs incurred in connection with the merger aggregate approximately $317,067. In addition, the Company has a commitment to provide a success fee to its financial advisor to this merger of 1% of the value of the transaction or approximately $700,000. The merger is expected to be completed in January 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

For the nine months ended September 30, 1996, the Company experienced continued asset, loan and deposit growth. Total assets were $424,716,860, an increase of $38,255,069 or 9.9%, compared to fiscal year end 1995. The increase was recognized primarily by increases in net loans of $60.8 million, partially offset by a decrease in cash and cash equivalents of $27.9 million. Total earning assets grew by $36.8 million aggregating $378 million at September 30, 1996.

Funding the increase in assets was an increase in deposits and short term borrowings. Deposits and short term borrowings increased 10.3% or $36.2 million since December 31, 1995.


RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995:

Interest income increased $1,103,360 or 16.0% in the third quarter of 1996 compared to the comparable period for 1995, while average earning assets increased by 17.5%. Yields on average earning assets were 8.68% and 8.77% for the respective periods, the decrease resulting from decreases in market rates since this time last year.

Interest expense increased $139,470 or 4.2% in the third quarter of 1996 as compared to the third quarter of 1995. While interest bearing liabilities increased 17.9%, a change in the pricing and mix of deposit products reduced average rates paid from 4.72% in 1995 to 4.18% in 1996.

Net interest income increased $963,890 or 26.9% in the third quarter of 1996 as compared to the third quarter of 1995, primarily due to the growth in volume complemented by the change in deposit pricing and mix as previously discussed. The net interest margin rose from 4.57% in 1995 to 4.95% in 1996.

Non-interest income exclusive of securities gains for the quarter ended September 30, 1996, increased $188,633 or 27.4% as compared to the comparable period for 1995. The increase is a result of the growth in deposit and fee generating activity, coupled with the introduction of service charges on certain services that had previously been provided without charge.

Total non-interest expense increased $412,262 or 12.4% for the third quarter ended September 30, 1996 compared to the comparable period for 1995. Salaries and benefits expense represented the area of greatest change. Full time equivalent employees (FTE) increased from 186 at September 30, 1995 to 217 at September 30, 1996. Average assets per FTE at September 30, 1996 of approximately $1.95 million improved from $1.89 million at September 30, 1995.

The provision for possible loan losses for the third quarter ended September 30, 1996 of $290,000 increased by 48.7% compared to that for the third quarter ended September 30, 1995. While net loans have increased by 28% between the comparable periods, because of the increase in the Company's lending limits and the resultant increasing size of individual credits being extended, a proportionately larger increase in the provision is warranted.

Nine Months Ended September 30, 1996 and 1995:

Interest income increased $4,478,882 or 24.4% in the first nine months of 1996 compared to the comparable period for 1995, while average earning assets increased by 22.2%. Yields on average earning assets were 8.66% and 8.51% for the respective periods, the increase resulting from increases in market rates.

Interest expense increased $994,152 or 11.4% in the first nine months of 1996 as compared to the first nine months of 1995. While interest bearing liabilities increased 22.6%, a change in the pricing and mix of deposit products reduced average rates paid from 4.55% in 1995 to 4.13% in 1996.

Net interest income increased $3,484,730 or 36.1% in the first nine months of 1996 as compared to the first nine months of 1995, primarily due to the growth in volume complemented by the increase in market rates of earning assets together with the change in deposit pricing and mix as previously discussed. The net interest margin rose from 4.48% in 1995 to 4.98% in 1996.

Non-interest income exclusive of securities gains for the nine months ended September 30, 1996, increased $778,982 or 42.4% as compared to the comparable period for 1995. The increase is a result of the growth in deposit and fee generating activity, coupled with the introduction of service charges on certain services that had previously been provided without charge.

Total non-interest expense increased $1,466,162 million or 15.4% for the first nine months ended September 30, 1996 compared to the comparable period for 1995. Salaries and benefits expense represented the area of greatest change.

The provision for possible loan losses for the nine months ended September 30, 1996 of $770,000 increased by 51.0% compared to that for the nine month period ended September 30, 1995, for the reasons discussed above.

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

At September 30, 1996, the Company's total risk-based capital ratio was 11.19%. This compared to 12.53% at September 30, 1995.

The Company's ability to satisfy demands for credit, deposit withdrawals and other corporate needs depends on its level of liquidity. The Company utilizes various means to manage its liquidity. Traditionally, increases in deposits are sufficient to provide adequate levels of liquidity; however, if needed, the Company has approved extensions of credit available from correspondent banks, sources for loan sales and primarily short term investments that could be liquidated if necessary. Because of the seasonality of the Company's marketplace, loan demand precedes the opportunity for deposit growth. In this connection, at September 30, 1996, the Company has borrowings of $16,250,000 from the Federal Home Loan Bank with original maturities of nine to twelve months. Such advances are secured principally by the Company's residential mortgage portfolio.

At September 30, 1996, loans aggregating $1,308,000 were accounted for on a non-accrual basis, accruing loans of $40,000 were contractually past due 90 days or more as to principal or interest payments, and there were no loans which would be defined as troubled debt restructurings. Management is not otherwise aware of any known trends, demands, events, commitments or uncertainties that either will result or are reasonably likely to result in a material increase or decrease in liquidity.

For the nine months ended September 30, 1996, the Company provided cash of $1,635,000 from operating activities as compared to $2,843,000 for the same period in 1995. The change results principally from an increase in net accrued and other assets aggregating approximately $3.5 million offset by increased earnings of $1,642,000.

Cash used in investing activities for the first nine months of 1996 was $65,743,000 as compared to $72,297,000 in 1995. The decrease was principally realized in a reduction in the growth of the investment portfolio ($3.4 million in 1996 compared to $19.7 million in 1995) net of an increase in loan growth ($61.2 million in 1996 as compared to $48.4 million in 1995).

Cash provided from financing activities was $36,245,000 for the nine months ended September 30, 1996 as compared to $84,833,000 for the comparable period in 1995. The decrease was principally due to a reduction in the growth rate of deposits and customer repurchase agreements ($16.4 million in 1996 as compared to $87.9 million in 1995) offset by an increase in short term borrowings ($19.9 million increase in 1996 as compared to a decrease of $3.3 million in 1995).

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  27 - Financial Data Schedule (for SEC use only)

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SOUTHWEST BANKS, INC.

Dated:    October 25, 1996                 By: /s/ Gary L. Tice
       ----------------------                  ------------------------------
                                               Gary L. Tice
                                               President and
                                               Chief Executive Officer



Dated:    October 25, 1996                 By: /s/ Lewis S. Albert
       ----------------------                  ------------------------------
                                               Lewis S. Albert
                                               Senior Vice President and
                                               Chief Financial Officer